Form 10-Q
period 1998-03-31
WAM NET INC
filed 1998-05-29
CIK 1060274

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number: _____________________

                                 WAM!NET INC.
            (Exact name of registrant as specified in its charter)

              MINNESOTA                                41-1795247
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                            6100 WEST 110TH STREET
                         MINNEAPOLIS, MINNESOTA 55438
                   (Address of principal executive offices)
                                  (Zip Code)

                                (612) 886-5100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]  No [X]

As of May 28, 1998 there were 9,277,112 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 17

                                  WAM!NET INC.

                               INDEX TO FORM 10-Q

PART I--Financial Information

                                                                        PAGE NO.
                                                                        --------
  ITEM 1--Financial Statements
    Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
     December 31, 1997.................................................     2
    Consolidated Statements of Operations for the three months in the
     periods ended March 31, 1998 and 1997 (unaudited).................     4
    Consolidated Statements of Cash Flows for the three months in the
     periods ended March 31, 1998 and 1997 (unaudited).................     5
    Notes to Consolidated Financial Statements (unaudited).............     7
  ITEM 2--Management's Discussion and Analysis of Results of Operations
   and Financial Condition.............................................     9
  ITEM 3--Quantitative and Qualitative Disclosures About Market Risk...    13
PART II--Other Information
    ITEM 2--Changes in Securities and Use of Proceeds..................    14
    ITEM 4--Submission of Matters to a Vote of Security Holders........    14
    ITEM 5--Other Information..........................................    14
    ITEM 6--Exhibits and Reports on Form 8-K...........................    15
Signatures--...........................................................    16

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL INFORMATION

                                  WAM!NET INC.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,  DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 66,760     $   274
  Accounts receivable, net of allowance of $10 and
   $10, respectively..................................     3,493         459
  Inventory...........................................       940         --
  Prepaid expenses and other current assets...........       765         554
                                                        --------     -------
    Total current assets..............................    71,958       1,287
Property and equipment:
  Network equipment...................................    22,296      15,618
  Other support equipment.............................     8,183       5,242
  Furniture and fixtures..............................     3,052       1,078
  Leasehold improvements..............................       266         259
                                                        --------     -------
                                                          33,797      22,197
  Accumulated depreciation............................     4,403       2,877
                                                        --------     -------
                                                          29,394      19,320
  Goodwill, net of accumulated amortization of $762
   and $6, respectively...............................    32,446         479
  Deferred Charges....................................     3,972         --
                                                        --------     -------
    Total assets......................................  $137,770     $21,086
                                                        ========     =======

                                  WAM!NET INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable....................................   $  3,805     $  2,460
  Accrued salaries and wages..........................        369          360
  Accrued expenses....................................      3,287        2,159
  Current portion of equipment financing and
   obligations under capitalized leases...............      3,541        3,129
  Accrued taxes payable...............................      1,147          --
                                                         --------     --------
    Total current liabilities.........................     12,149        8,108
Long-term debt:
  Subordinated notes payable..........................     22,368       21,784
  Line of credit......................................                  14,431
  Equipment financing.................................      6,883        6,434
  13.25% Senior Discounted Notes......................    110,686          --
Redeemable Preferred Stock, Class A, $10.00 par value:
  Authorized, issued and outstanding shares--100,000..      1,000        1,000
Shareholders' deficit:
  Undesignated shares, $.01 par value--9,900,000
  Common Stock, $.01 par value:
    Authorized shares--90,000,000
    Issued and outstanding shares--6,699,740, and
     9,265,530 at March 31, 1998 and December 31,
     1997.............................................         93           67
    Additional paid-in capital........................     53,712       11,771
    Accumulated deficit...............................    (69,192)     (42,509)
    Cumulative foreign currency translation
     adjustment.......................................         71          --
                                                         --------     --------
    Total shareholders' deficit.......................    (15,316)     (30,671)
                                                         --------     --------
    Total liabilities and shareholders' deficit.......   $137,770     $ 21,086
                                                         ========     ========

                            See accompanying notes.

                                  WAM!NET INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
                                                              (UNAUDITED)
Revenues:
  WAM!NET revenues....................................... $     117  $   1,320
  Less rebates...........................................       --        (271)
                                                          ---------  ---------
Net WAM!NET user fees....................................       117      1,049
Software and hardware sales..............................       --         822
Other service fees.......................................         5          9
                                                          ---------  ---------
    Total revenues.......................................       122      1,880
Operating expenses:
  Network communication fees.............................       863      3,152
  Cost of software and hardware..........................                  261
  Network operations.....................................       849      3,259
  Sales and marketing....................................     1,229      2,352
  General and administrative.............................       977     14,467
  Depreciation and amortization..........................       287      1,921
                                                          ---------  ---------
                                                              4,205     25,412
                                                          ---------  ---------
Loss from operations.....................................    (4,083)   (23,532)
Other income (expense):
  Interest income........................................       150        293
  Interest (expense).....................................       778      3,444
                                                          ---------  ---------
Net loss................................................. $  (4,711) $ (26,683)
  Less preferred dividends...............................       (18)       (18)
                                                          ---------  ---------
Net loss applicable to common stock...................... $  (4,729) $ (26,701)
                                                          =========  =========
Net loss applicable per common share..................... $   (0.83) $   (3.65)
                                                          =========  =========
Weighted average number of common shares outstanding..... 5,700,005  7,305,734
                                                          =========  =========

                            See accompanying notes.

                                  WAM!NET INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                          -------------------
                                                            1997      1998
                                                          --------- ---------
                                                             (UNAUDITED)
OPERATING ACTIVITIES
Net loss................................................. $ (4,711) $ (26,683)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Noncash interest expense related to warrants...........      307      2,274
  Capitalized financing costs............................      --      (1,824)
  Value of stock options issued to employees and
   consultants...........................................      --      11,914
  Foreign currency translation adjustment................      --          33
  Depreciation and amortization..........................      287      2,024
Changes in operating assets and liabilities:
    Accounts receivable..................................      (32)       633
    Inventory............................................      --         399
    Prepaid expenses and other current assets............      (17)      (211)
    Accounts payable.....................................      905        439
    Income taxes.........................................      --         251
    Accrued expenses.....................................      (84)     1,008
                                                          --------  ---------
Net cash used in operating activities....................   (3,345)    (9,743)
INVESTING ACTIVITIES
Purchases of property and equipment......................   (3,904)   (10,143)
Purchase of 4-Sight......................................      --     (20,253)
Proceeds from sale of investments........................    1,000        --
                                                          --------  ---------
Net cash used in investing activities....................   (2,904)   (30,396)
FINANCING ACTIVITIES
Proceeds from 13.25% Senior Discounted Notes.............      --     120,626
Proceeds from line of credit.............................      --       5,203
Payments on line of credit...............................      --     (24,003)
Proceeds from equipment financing........................      --       1,809
Payments on bridge financing.............................   (1,075)      (948)
Payments on equipment financing..........................      (21)       --
                                                          --------  ---------
Net cash provided by (used in) financing activities......   (1,096)   102,687
                                                          --------  ---------
(Decrease) increase in cash and cash equivalents.........   (7,345)    62,548
Cash and cash equivalents at beginning of period.........   14,444      4,212
                                                          --------  ---------
Cash and cash equivalents at end of period............... $  7,099  $  66,760
                                                          ========  =========

                            See accompanying notes.

                                  WAM!NET INC.

                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              1997      1998
                                                             ------------------
                                                                (UNAUDITED)
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Conversion of accrued interest to subordinated debt....... $   366 $      585
  Issuance of common stock relating to acquisition..........     --      20,000
  Warrant valuation reclassed to deferred charges from line
   of credit................................................     --       4,104
  Accumulated and unpaid dividends..........................      18         18
  Conversion of convertible subordinated debenture for
   common stock.............................................     --          25
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid for interest....................................     283        677

                            See accompanying notes.

                                 WAM!NET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by WAM!NET Inc. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1997. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FreeMail, Inc., NetCo Communications Corporation of Canada, Inc. and 4-Sight Limited plc. All intercompany transactions have been eliminated.

3. NET LOSS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company adopted on December 31, 1997. All loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic earnings per share is computed on the basis of the average number of common shares outstanding. Diluted earnings per share is not presented as the effect of outstanding options and warrants is antidilutive.

4. DEBT OFFERING

  In February 1998, the Company sold 208,530 Units consisting of 13 1/4% Senior Discount Notes due 2005 and warrants to purchase a total of 1,257,436 shares of common stock. Each Unit consists of $1,000 principal amount at maturity of 13 1/4% Senior Discount Notes and three warrants. Each warrant entitles the holder to purchase 2.01 shares of common stock at an exercise price of $.01 per share. The sale of the Units results in net proceeds to the Company of $120,622,093.

5. ACQUISITION

  In March 1998, the Company purchased all of the outstanding capital stock of 4-Sight Limited, a private limited company organized under the laws of the United Kingdom ("4-Sight"), for $20 million in cash plus related acquisition expenses of $500 and 2,500,000 shares of the Company's common stock valued at $20,000. In addition, the former shareholders of 4-Sight will be entitled to receive up to an additional 750,000 shares of the Company's common stock in the event certain sales objectives are met over the next three years.

  The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of 4-Sight have been included in the consolidated operating results since the date of acquisition.

                                 WAM!NET INC.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  On acquisition, approximately $31,928 of goodwill was recorded, which is being amortized on a straight-line basis over 5 years. The following table shows the pro forma consolidated results of operations as if 4-Sight had been acquired as of the beginning of the periods presented:

                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                        1998
                                                                    ------------
                                                                     UNAUDITED
Revenues...........................................................   $  5,363
Net loss...........................................................   $(26,725)
Net loss per share.................................................   $  (3.66)

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

OVERVIEW

  The Company was organized in September 1994 and commenced operations in March 1995. From March 1995 through February 1996, the Company was engaged primarily in the design and development of the network of Company owned national, regional and local hubs ("Distribution Hubs") interconnected redundantly with high-bandwidth leased telephone circuits (the "WAM!NET Network") and a managed, high speed digital data delivery network service (the "WAM!NET Service"). The Company announced the commercial release of the WAM!NET Service in February 1996 at a major industry trade show for the printing, publishing, advertising, pre-press, corporate communication and graphic arts industries (collectively "Graphic Arts"). Through March 31, 1998, approximately 830 customers had contracted for the WAM!NET Service at a total of 1,370 customer sites. As of that date, the WAM!NET Service had been installed at 816 customer sites, with the balance of the contracted sites expected to be installed during the first half of 1998.

  On March 13, 1998, the Company consummated the purchase of 4-Sight Limited, a private limited company incorporated under the laws of England and Wales ("4-Sight"). 4-Sight develops and distributes ISDN data transmission software and related products and applications targeted to the Graphic Arts industry, with particular emphasis on European, Asian and North American markets. At December 31, 1997, 4-Sight's customer base exceeded 30,000 locations, including 3,000 sites in the United States. The Company expects that the acquisition of the entire share capital of 4-Sight for $20.0 million in cash, which will be paid out of the proceeds of the Offering, and up to 3,250,000 shares of Common Stock (the "4-Sight Acquisition") will enable the Company to achieve broader market coverage in the Graphic Arts market by combining 4-Sight's international presence and penetration of the lower volume user market with the Company's domestic presence and penetration of the higher volume user market. (See Item 5 below.)

  Due to costs associated with the design, development, installation and operation of the WAM!NET Network and its related applications, the Company has operated at a loss since inception and expects to incur substantial operating losses for the years ending December 31, 1998 and 1999. The Company has incurred an accumulated deficit of approximately $69,192 million through March 31, 1998.

  Revenue. The Company's revenue is derived primarily from WAM!NET Service contracts which are usually annual, automatically renewable service contracts with a minimum monthly fee and additional charges for usage exceeding the monthly minimum. The Company offers the WAM!NET Service at scaled minimum usage fees, generally ranging from $250 per month to $3,000 per month. Service installation typically lags contract signing by approximately 90 days due to the time required to obtain telephone service installation from local telephone companies. The Company begins to earn gross revenue following installation of service at a customer's premise and the expiration of a promotional period, if any, extended to such customer. The Company also incurs service rebates that offset the gross revenue generated by the Company. Free trial periods under the Company's various promotional programs have ranged from 60 days to six months and have been extended to 47.9% of the Company's customer base to date. As a result, the Company's generation of net revenue from any customer may lag contract signing by a period of three to nine months. The Company's experience with promotional programs has been favorable to date, with approximately 97% of customers continuing to subscribe to the WAM!NET Service following expiration of the promotional period extended to them. The Company expects the use of promotional programs in the Graphic Arts industry to decline with increasing penetration of the market, but the Company will likely use similar promotional programs to introduce the WAM!NET Service to its other targeted industries. The Company also plans to continue to develop new, Industry Smart applications to increase the volume of files transferred over the network.

  Revenue is primarily driven by the number of installed customer locations, the length of time a customer has been using the service, the number of work flow partners with whom a customer exchanges data and the size of the files exchanged.

  Network Communications Fees. Network communications fees include both the costs of the high bandwidth carrier services interconnecting the Company's national infrastructure of network operations centers ("NOCs") and Distribution Hubs and the costs of local telephone circuits connecting network access devices ("NADs") to the nearest Distribution Hub. Local telephone circuit ("last mile") connections account for approximately 60% of these charges, with significant differences between urban and rural connection costs. National carrier service, provided primarily by WorldCom Inc., accounts for most of the balance of these charges. Network communication fees are generally a fixed monthly cost per circuit. The excess of these fees over revenue represents excess capacity costs which the Company expects will decline with increasing utilization of the WAM!NET Network. The Company actively seeks to obtain and deploy technologies that will reduce the costs of last mile connections, including wireless technologies and remote dial-up capabilities. The Company also intends to use its network management tools to optimize existing and planned network capacity as volume increases and traffic patterns begin to emerge. The Company plans to consider new pricing for its services which take into account the significant cost differential between urban and rural last mile connections. The Company also believes it may benefit from growing competition among telephony and communications providers for the provision of last mile connectivity.

  Network Operations Expense. Network operations expense represents costs directly associated with developing, maintaining, managing and servicing the WAM!NET Network. Such costs include direct labor, vendor service fees, point-of-presence charges and research and development charges which are often incurred in advance of receiving revenue. The Company's currently installed NOCs, which account for the substantial majority of direct labor and network operating costs, are capable of providing for and managing the Company's current and planned North American operations. Costs associated with the development of a remote data archiving, retrieval and distribution system ("WAM!BASE"), an application enabling remote proofing ("WAM!PROOF") and other network applications are also contained in network operations expense and are incurred in advance of revenue receipt. The Company expects that network operations costs will increase as the WAM!NET Network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

  Sales and Marketing Expense. The Company's sales and marketing efforts are intended to create awareness of the WAM!NET Service, communicate its potential for work flow enhancement, demonstrate its reliability and establish strong brand recognition. As a result, the Company aggressively markets the WAM!NET Service through a combination of trade journal advertising, trade show attendance, promotional programs, direct field sales, tele-sales, cooperative sales presentations and active participation in industry sponsored seminars and publications. The Company expects to continue to incur significant sales and marketing expenses to obtain increased penetration of the Graphic Arts industry, to generate increased traffic among customers and to market the WAM!NET Service to other targeted industries.

  General and Administrative Expense. The Company's general and administrative expense includes administrative salaries, related overhead and professional service fees. These costs reflect expenditures related to the rapid growth and expansion of the Company's administrative infrastructure necessary to manage its expanding operations, costs incurred in 1997 for relocation to its new administrative and network operations facility and professional service fees for financing activities, contract negotiations and acquisitions. The Company expects to continue to incur substantial general and administrative expense as the Company deploys the WAM!NET Service internationally.

  Depreciation and Amortization. To facilitate entry into its target markets, the Company furnishes its customers with all the hardware and software necessary for them to use the WAM!NET Service on a turn-key, pay-by-use basis. As a result, the Company retains ownership of the NADs it furnishes to customers for their use of the WAM!NET Service. Depreciation and amortization expense includes depreciation of NADs, Distribution Hubs and equipment located in the NOCs. The Company's network infrastructure is organized to use the most expensive equipment in the NOCs, less expensive equipment for Distribution Hubs and the least expensive equipment in the NADs. The Company anticipates substantial capital investments for additional Distribution Hubs to be located in North America and internationally, WAM!BASE storage facilities to be located in the existing NOCs and NADs to be located at customer premises. As a result, the Company anticipates that depreciation and amortization expense will continue to increase in future periods commensurate with future equipment purchases.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 1997

 Revenue

  Revenue from the WAM!NET Service for the three month period ended March 31, 1998 was $1,320,026, compared to $116,678 for the three month period ended March 31, 1997, an increase of $1,203,348, or 1,031%. This increase was due to a 486.3% increase in the number of subscribers to the WAM!NET Service from approximately 153 installed customer sites on March 31, 1997 to approximately 744 installed customer sites on March 31, 1998. At March 31, 1998, the Company had contracts to install NAD's at 625 customer sites awaiting installation of telephony services. Service rebates for the three month period ended March 31, 1998 were $271,000, or 20.5% of revenue. Service rebates for the three month period ended March 31, 1997 were $0.

  Revenue from software and hardware sales for the three month period ended March 31, 1998 was $822,000, compared to $0 for the three month period ended March 31, 1997. Revenues from software and hardware sales are a result of the Company's acquisition of 4-Sight, which was consummated as of March 13, 1998.

  Other service fee revenue for the three month period ended March 31, 1998 was $9,000, compared to $5,108 for the three month period ending March 31, 1997, an increase of $3,892, or 76.2%. Other service fees revenue is primarily derived from ancillary transactions with existing WAM!NET Service customers which includes consulting services and hardware sales. The increase reflects a minor increase in customer consulting hours during the three month period ended March 31, 1998.

 Operating Expenses

  Network communications fees for the three month period ended March 31, 1998 were $3,151,571, compared to $862,369 for the three month period ended March 31, 1997, an increase of $2,289,202 or 376.7%. Network operations expense for the three month period ended March 31, 1998 was $3,259,126, compared to $848,834 for the three month period ended March 31, 1997, an increase of $2,410,292 or 283.9%. These increases were primarily due to the 386.3% increase in customers that subscribed to the WAM!NET Service during the three month period ending March 31, 1998.

  Cost of software and hardware sales for the three month period ended March 31, 1998 was $261,000, compared to $0 for the three month period ended March 31, 1997. Costs of software and hardware sales are a result of the Company's acquisition of 4-Sight, which was consummated as of March 13, 1998.

  Sales and marketing expenses for the three month period ended March 31, 1998 were $2,352,529, compared to $1,229,345 for the three month period ended March 31, 1997, an increase of $1,123,184, or 91.4%. This increase primarily resulted from the costs associated with building the Company's direct sales force and marketing department, and higher outside advertising agency and trade show expenditures.

  General and administrative expense for the three month period ended March 31, 1998 was $14,466,910, compared to $977,318 for the three month period ended March 31, 1997, an increase of $13,489,592, or 1,380.3%. This increase is primarily due to a $11,423,502 non-cash charge relating to officer compensation expense arising from the Company's election to accelerate the vesting period for options granted to selected officers. The additional increase in general and administrative expenses of $2,066,090 during the three month period ended March 31, 1998 as compared to the three month period ending March 31, 1997 was due to increased operational support requirements due to the rapid expansion of the Company's services and corporate facilities.

  Depreciation and amortization for the three month period ended March 31, 1998 was $1,921,248, compared to $287,302 for the three month period ended March 31, 1997, an increase of $1,633,946, or 568.72%. As a percentage of gross WAM!NET Service revenue, depreciation and amortization was 246.2% in 1997, compared to 68.7% for the same period in 1998. This increase is primarily due to an increase in the installed customer premise and communications backbone equipment as a result of the increase in the number of customers that are being provided with the WAM!NET Service.

  Interest expense for the three month period ended March 31, 1998 was $3,444,282, compared to $778,297 for the three month period ended March 31, 1997, an increase of $2,665,985, or 342.5%. The increase was primarily due to the Company's financing of its 1997 and 1998 operations through the issuance of various debt instruments including $24 million of long-term subordinated notes to WorldCom, $9.6 million of equipment financing and $208.5 million of 13 1/4% Senior Discount Notes due 2005 (the "Notes") issued in March 1998.

 Income Taxes

  For the three months ended March 31, 1998, the Company experienced net operating losses of $26,682,969 and paid no income taxes. These losses are available to offset future taxable income through the year 2013 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986, as amended. These limitations may result in expiration of net operating loss carryforwards before they can be utilized.

LIQUIDITY AND CAPITAL RESOURCES

  From inception through March 31, 1998, the Company has derived substantially all of its operating capital from the issuance of short- and long-term debt instruments. At March 31, 1998, the Company had a total of approximately $143.4 million in long-term debt, of which approximately $2.7 million becomes payable during 1998.

  During September of 1997, the Company established a revolving credit facility with The First Bank of Chicago, an affiliate of First Chicago Capital Markets, Inc., (the "Revolving Credit Facility"), the proceeds of which are being used by the Company to fund its operations and purchase WAM!NET Network equipment. The Revolving Credit Facility was established under an agreement with WorldCom, by which WorldCom guaranteed the Company's obligations under the Revolving Credit Facility. At March 31, 1998, the Company had $0 borrowed under the Revolving Credit Facility. Interest and principal on the Revolving Credit Facility become payable in July 1999. Borrowings by the Company under the Revolving Credit Facility require the prior consent of WorldCom.

  On March 5, 1998, the Company consummated the Initial Offering, and received net proceeds therefrom of approximately $120.6 million. Cash interest does not accrue nor is payable on the Notes prior to March 1, 2002. Thereafter, cash interest on the Notes will accrue at a rate of 13 1/4% per annum (calculated on a semi-annual bond equivalent basis) and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2002. The Company used the proceeds of the Initial Offering as follows: (i) $20.0 million to pay the cash portion of the 4-Sight Acquisition, (ii) approximately $25.0 million to repay the borrowings under the Revolving Credit Facility and
(iii) the balance to be used further the Company's business development and expansion strategy, to enhance the WAM!NET Service infrastructure and develop additional value-added features and services, to optimize marketing, sales and customer support and service capabilities, and for working capital and other general corporate purposes.

  The Company intends to pursue one or more financings in 1998, totalling approximately $100.0 million, for which it has received indications of interest from certain financial institutions. The Company believes that the net proceeds of the Offering and such financings together with expected cash from operations will be sufficient to finance the Company's operations through September 30, 1999. This includes the purchase and installation of all necessary WAM!NET Network and WAM!BASE equipment required for both national and international operations, marketing and sales activities, continued development of enhancements to the WAM!NET Service and service of its debt obligations.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7 and by Rule 305 of Regulation S-K are inapplicable to the Corporation at this time.

                          PART II--OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

  On March 5, 1998, the Company sold 208,530 Units consisting of $208,530,000 aggregate principal amount at maturity of 13 1/4% Senior Discount Notes due 2005 and 625,590 Warrants to purchase an aggregate of 1,257,436 shares of Common Stock of the Company. Each Unit consists of $1,000 principal amount at maturity of Notes and three Warrants, each Warrant entitling the holder thereof to purchase 2.01 shares of Common Stock. 208,030 Units were sold pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and 500 Units were sold pursuant to Regulation S under the Securities Act.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On February 7, 1998, by consent of the majority of the shareholders of the Company, in an action taken at a Special Meeting of Shareholders, the following matters were resolved:

  a) The Amended and Restated Articles of Incorporation were approved and adopted. The amendment to the Corporation's Articles of Incorporation made certain modifications which, along with other minor modifications
     (i) changed the Company's name to WAM!NET Inc., (ii) increased the Company's authorized shares of Common Stock from twenty million (20,000,000) shares to one hundred million (100,000,000) shares, and
     (iii) provided that shareholder action shall require an affirmative vote of the holders of a majority of the voting power of the shares represented and entitled to vote at a duly held meeting at which there is a quorum, except as otherwise required by statute.

  b) Amendments to the Netco Communications Corporation 1994 Stock Option Plan (the "1994 Stock Option Plan") were approved and adopted. The amendments to the 1994 Stock Option Plan (i) increased the number of shares which may be issued pursuant to the options granted pursuant to the 1994 Stock Option Plan from six hundred thousand (600,000) to four million four hundred fourteen thousand two hundred eighty (4,414,280),
     (ii) expanded the class of person eligible to receive options under the 1994 Stock Option Plan to include consultants to the Company, and (iii) expanded the Company's ability to grant options under the 1994 Stock Option Plan to non-employee directors of the Company.

  c) The acts of the directors taken on behalf of the Company were ratified by a majority of the shareholders.

  There were 1,154,013 shares of Common Stock represented in person or by proxy at the meeting. Each of the aforementioned matters was approved unanimously and without abstentions.

ITEM 5--OTHER INFORMATION

  On February 10, 1998, the Company entered into an agreement (the "4-Sight Agreement") to purchase the entire share capital of 4-Sight, for $20.0 million in cash, which was paid out of the proceeds of the Offering, and 2,500,000 shares of Common Stock. The 4-Sight Acquisition was consummated on March 13, 1998.

  4-Sight develops and distributes ISDN data transmission software and related products and applications targeted to the Graphic Arts industry, with particular emphasis on European, Asian and North American markets. 4-Sight software users are generally responsible for all software and hardware installation, procuring an ISDN telephony connection and verifying the integrity of their files being sent over a public network infrastructure. The Corporation believes that there are potential synergies in adapting and integrating 4-Sight's data transmission software into WAM!NET's managed network infrastructure. At December 31, 1997, 4-Sight's customer base exceeded 30,000 locations, including 3,000 sites in the United States.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

  a.Exhibits:

     2.1 Agreement for the Sale and Purchase of the entire issued capital of 4-Sight Limited, dated February 11, 1998, among the Company, WAM!NET
           (UK) Limited and the Selling Shareholders listed therein.*
     3.1   Amended and Restated Articles of Incorporation of the Company.*
     10.18 1994 Stock Option Plan.*

    * Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-53841, as filed with the Securities and Exchange Commission on May 28, 1998.

  b.Current Reports on Form 8-K:

    The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          WAM!NET INC.

Date: May 29, 1998

                                          By: /s/ Edward J. Driscoll III
                                             -------------------------------
                                             Edward J. Driscoll III
                                             President and Chief Executive
                                             Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
   2.1   Agreement for the Sale and Purchase of the entire issued capital of 4-Sight Limited, dated February 11, 1998, among the Company
         WAM!NET (UK) Limited and the Selling Shareholders listed
         therein.*
   3.1   Amended and Restated Articles of Incorporation of the Company.*
  10.18  1994 Stock Option Plan.*

--------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-53841.