Form 10-Q
period 1998-06-30
WAM NET INC
filed 1998-08-11
CIK 1060274

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 333-53841

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

As of June 30, 1998 there were 9,277,362 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 18

                                  WAM!NET INC.

                               INDEX TO FORM 10-Q

PART I--Financial Information

                                                                          PAGE NO.
                                                                          --------
    ITEM 1--Financial Statements
      Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
       December 31, 1997................................................      3
      Consolidated Statements of Operations for the three and six months
       in the periods ended June 30, 1998 and 1997 (unaudited)..........      5
      Consolidated Statements of Cash Flows for the six months in the
       periods ended June 30, 1998 and 1997 (unaudited).................      6
      Notes to Consolidated Financial Statements (unaudited)............      8
    ITEM 2--Management's Discussion and Analysis of Results of
          Operations and Financial Condition............................     10
    ITEM 3--Quantitative and Qualitative Disclosures About Market Risk..     16
PART II--Other Information
    ITEM 4--Submission of Matters to a Vote of Security Holders.........     16
    ITEM 5--Other Information...........................................     17
    ITEM 6--Exhibits and Reports on Form 8-K............................     17
Signatures--............................................................     18

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL INFORMATION

                                  WAM!NET INC.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 46,559     $   274
  Investments.........................................       --          --
  Accounts receivable, net of allowance of $40 and
   $10, respectively..................................     3,407         459
  Inventory...........................................     1,137          --
  Prepaid expenses and other current assets...........     2,115         554
                                                        --------     -------
    Total current assets..............................    53,218       1,287
Property and equipment:
  Network equipment...................................    28,726      15,618
  Other support equipment.............................    12,456       5,242
  Furniture and fixtures..............................     2,319       1,078
  Leasehold improvements..............................       426         259
                                                        --------     -------
                                                          43,927      22,197
  Accumulated depreciation............................     8,200       2,877
                                                        --------     -------
                                                          35,727      19,320
  Goodwill, net of accumulated amortization of $2,003
   and $6, respectively...............................    30,791         479
  Deferred Charges....................................     3,575         --
                                                        --------     -------
    Total assets......................................  $123,311     $21,086
                                                        ========     =======

                                  WAM!NET INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable....................................   $  5,402     $  2,460
  Accrued salaries and wages..........................      1,155          360
  Accrued expenses....................................      1,887        2,159
  Current portion of equipment financing and
   obligations under capitalized leases...............      4,336        3,129
  Accrued taxes payable...............................        763          --
                                                         --------     --------
    Total current liabilities.........................     13,543        8,108
Long-term debt:
  Subordinated notes payable..........................     23,004       21,784
  Line of credit......................................        --        14,431
  Equipment financing.................................      9,926        6,434
  13.25% Senior Discounted Notes......................    115,375          --
Redeemable Preferred Stock, Class A, $10.00 par value:
  Authorized shares--100,000, issued and outstanding
   shares--100,000....................................      1,000        1,000
Shareholders' deficit:
  Undesignated shares, $.01 par value--9,900,000
  Common Stock, $.01 par value:
    Authorized shares--490,000,000
    Issued and outstanding shares--9,277,362 and
     6,699,740 at June 30, 1998 and December 31,
     1997.............................................         93           67
    Additional paid-in capital........................     53,819       11,771
    Accumulated deficit...............................    (93,443)     (42,509)
    Cumulative foreign currency translation
     adjustment.......................................         (6)         --
                                                         --------     --------
    Total shareholders' deficit.......................    (39,537)     (30,671)
                                                         --------     --------
    Total liabilities and shareholders' deficit.......   $123,311     $ 21,086
                                                         ========     ========


                            See accompanying notes.

                                  WAM!NET INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                   --------------------  --------------------
                                     1998       1997       1998       1997
                                   ---------  ---------  ---------  ---------
                                                 (UNAUDITED)
Revenues:
  WAM!NET revenues................ $   1,905  $     250  $   3,225  $     367
  Less rebates....................      (481)       --        (752)       (46)
                                   ---------  ---------  ---------  ---------
Net WAM!NET user fees.............     1,424        250      2,473        321
Software and hardware sales.......     3,919        --       4,742        --
Other service fees................        12         54         21         59
                                   ---------  ---------  ---------  ---------
    Total revenues................     5,355        304      7,236        386
Operating expenses:
  Network communication fees......     3,803      1,373      6,900      2,151
  Cost of software and hardware...     1,214        --       1,475        --
  Network operations..............     6,036      1,244      9,349      2,192
  Sales and marketing.............     4,570      2,068      6,922      3,243
  General and administrative......     4,731      1,090     19,198      2,067
  Depreciation and amortization...     4,104        534      6,026        822
                                   ---------  ---------  ---------  ---------
                                      24,458      6,309     49,870     10,475
                                   ---------  ---------  ---------  ---------
Loss from operations..............   (19,103)    (6,005)   (42,634)   (10,095)
Other income (expense):
  Interest income.................       855         36      1,149        186
  Interest (expense)..............    (6,004)      (751)    (9,449)    (1,523)
                                   ---------  ---------  ---------  ---------
Net loss.......................... $ (24,252) $  (6,720) $ (50,934) $ (11,432)
  Less preferred dividends........       (18)       (18)       (35)       (35)
                                   ---------  ---------  ---------  ---------
Net loss applicable to common
 stock............................ $ (24,270) $  (6,738) $ (50,969) $ (11,467)
                                   =========  =========  =========  =========
Net loss applicable per common
 share............................ $   (2.93) $   (1.04) $   (6.15) $   (1.77)
                                   =========  =========  =========  =========
Weighted average number of common
 shares outstanding............... 8,294,741  6,478,950  8,294,741  6,478,950
                                   =========  =========  =========  =========


                            See accompanying notes.

                                  WAM!NET INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                              (UNAUDITED)
OPERATING ACTIVITIES
Net loss.................................................. $(50,934) $(11,467)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Noncash interest expense related to warrants............    7,430       613
  Capitalized financing costs.............................   (1,916)      --
  Value of stock options issued to employees and
   consultants............................................   12,030       --
  Foreign currency translation adjustment.................      (34)      --
  Depreciation and amortization...........................    6,124       822
  Loss on disposal of property and equipment..............       27       --
  Changes in operating assets and liabilities:
    Accounts receivable...................................      698      (182)
    Inventory.............................................      198       --
    Prepaid expenses and other current assets.............   (1,562)      (20)
    Accounts payable......................................    2,023       357
    Income taxes..........................................     (345)      --
    Accrued expenses......................................    1,282      (138)
                                                           --------  --------
Net cash used in operating activities.....................  (24,979)  (10,015)
INVESTING ACTIVITIES
Purchases of property and equipment.......................  (18,917)   (9,583)
Purchase of 4-Sight (net of cash acquired)................  (16,350)      --
                                                           --------  --------
Net cash used in investing activities.....................  (35,267)   (9,583)
FINANCING ACTIVITIES
Proceeds from exercise of stock options...................        7       --
Proceeds from 13.25% Senior Discount Notes................  120,626       --
Proceeds from line of credit..............................    5,203     6,000
Payments on line of credit................................  (24,003)      --
Interest expense added to subordinated notes payable......      --        702
Proceeds from equipment financing.........................    6,823       --
Payments on bridge financing..............................      --     (1,075)
Payments on equipment financing...........................   (2,125)      (42)
                                                           --------  --------
Net cash provided by financing activities.................  106,531     5,585
                                                           --------  --------
(Decrease) increase in cash and cash equivalents..........   46,285   (14,013)
Cash and cash equivalents at beginning of period..........      274    14,444
                                                           --------  --------
Cash and cash equivalents at end of period................ $ 46,559  $    431
                                                           ========  ========

                            See accompanying notes.

                                  WAM!NET INC.

                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               ------------------
                                                                 1998     1997
                                                               --------- --------
                                                                 (UNAUDITED)
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Conversion of accrued interest to subordinated debt......... $     918 $  --
  Issuance of common stock relating to acquisition............    20,000    --
  Warrant valuation reclassed to deferred charges from line of
   credit.....................................................     4,104    --
  Accumulated and unpaid dividends............................        35     35
  Conversion of convertible subordinated debenture for common
   stock......................................................        25    --
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid for interest......................................     1,132    989





                            See accompanying notes.

                                 WAM!NET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by WAM!NET Inc. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1997, as included in Amendment No. 2 to the Company's Registration Statement on Form S-4 (File No. 333-53841), as filed with the Securities and Exchange Commission on July 29, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FreeMail, Inc., NetCo Communications of Canada, Inc. and WAM!NET U.K. Limited (formerly 4-Sight Limited). All intercompany transactions have been eliminated.

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

4. DEBT OFFERING

  On March 5, 1998, the Company sold 208,530 Units. Each Unit consists of $1 principal amount at maturity of 13 1/4% Senior Discount Notes due 2005 ("Notes") and three warrants. The aggregate principal amount of the Notes payable at maturity is $208,530. The sale of the Units resulted in net proceeds to the Company of $120,622. Cash interest does not accrue nor is it payable on the Notes prior to March 1, 2002. Thereafter, cash interest on the Notes will accrue on the Notes at a rate of 13 1/4% per annum (calculated on a semiannual bond equivalent basis) and will be payable semiannually in arrears on March 1 and September 1 of each year, commencing September 1, 2002.

  In connection with the Notes, the Company issued 625,590 warrants to purchase a total of 1,257,436 shares of common stock. Each warrant entitles the holder to purchase 2.01 shares of common stock at an exercise price of $.01 per share. The warrants were deemed to have a value of $10,047, which will be amortized as interest expense over the life of the Notes. The fair value of the warrants was computed at the date of issuance using the Black-Scholes pricing model with the following assumptions: (i) price of common stock of $8.00; (ii) exercise price of warrant of $.01; (iii) dividend yield of 0.0%; (iv) volatility of common stock of 0.45; (v) expected life of warrant of 8 years; and (vi) risk-free interest rate of 6.5%. The unamortized value of the warrants has been reflected in the financial statements as a reduction of the Notes.

                                 WAM!NET INC.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
5. ACQUISITION

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

  On acquisition, approximately $31,928 of goodwill was recorded, which is being amortized on a straight-line basis over 5 years. The following table shows the pro forma consolidated results of operations as if 4-Sight had been acquired as of the beginning of the periods presented:

                                                                      SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                                         1998
                                                                      ----------
                                                                      UNAUDITED
Revenues.............................................................  $ 10,715
Net loss.............................................................  $(50,979)
Net loss per share...................................................  $  (6.15)

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  The following discussion and analysis is based on the historical and pro forma results of WAM!NET Inc. (the "Company") and should be read in conjunction with the Company's Financial Statements included herein.

OVERVIEW

  The Company was organized in September 1994 and commenced operations in March 1995. From March 1995 through February 1996, the Company was engaged primarily in the design and development of a network of Company-owned national, regional and local hubs ("Distribution Hubs") interconnected redundantly with high-bandwidth leased telephone circuits (the "WAM!NET Network") and a managed, high-speed digital data delivery network service (the "WAM!NET Service"). The Company announced the commercial release of the WAM!NET Service in February 1996 at a major trade show for the printing, publishing, advertising, pre-press, corporate communication and graphic arts industries (collectively, "Graphic Arts"). Through June 30, 1998, approximately 1,140 customers had contracted for the WAM!NET Service at a total of 1,960 customer sites. As of that date, the WAM!NET Service had been installed at 972 customer sites, with the balance of the contracted sites expected to be installed during the second half of 1998.

  The Company has entered into a strategic alliance with WorldCom, Inc. ("WorldCom") that includes equity and debt investments and operating loan guarantees totaling approximately $50.0 million. WorldCom is currently entitled to designate a majority of the Board of Directors of the Company and, through its ownership of convertible debt and warrants, has the right to acquire a majority of the common stock, par value $.01 per share (the "Common Stock") of the Company. WorldCom also provides telecommunication and other services to the Company on a nonexclusive basis. The Company anticipates that its relationship with WorldCom will enable it to access the worldwide infrastructure, sales and marketing work force, telephony technologies, high bandwidth carrier service and other services of WorldCom and its affiliates, including UUNet Technologies, Inc.

  On March 13, 1998, the Company consummated the purchase of 4-Sight Limited, a private limited company incorporated under the laws of England and Wales ("4-Sight"), for $20 million in cash and 2.5 million shares of Common Stock (which may be increased to 3.25 million shares subject to the satisfaction of certain conditions) (the "4-Sight Acquisition"). 4-Sight develops and distributes ISDN data transmission software and related products and applications targeted to the Graphic Arts industry, with particular emphasis on European, Asian and North American markets. At December 31, 1997, 4-Sight's customer base exceeded 30,000 locations, including 3,000 sites in the United States. The Company expects that the 4-Sight Acquisition will enable the Company to achieve broader market coverage in the Graphic Arts market by combining 4-Sight's international presence and penetration of the lower volume user market with the Company's domestic presence and penetration of the higher volume user market.

  Due to costs associated with the design, development, installation and operation of the WAM!NET Network and its related applications, the Company has operated at a loss since inception and expects to incur substantial operating losses for the years ending December 31, 1998 and 1999. The Company has incurred an accumulated deficit of approximately $93.4 million through June 30, 1998.

  Revenue. The Company's revenue is derived primarily from WAM!NET Service contracts which are usually annual, automatically renewable service contracts with a minimum monthly fee and additional charges for usage exceeding the monthly minimum. The Company offers the WAM!NET Service at scaled minimum usage fees, generally ranging from $250 per month to $3,000 per month. Service installation typically lags contract signing by approximately 90 days due to the time required to obtain telephone service installation from local telephone companies. The Company begins to earn gross revenue following installation of service at a customer's premise. The Company also incurs service rebates that offset the gross revenue generated by the

Company. Free trial periods under the Company's various promotional programs have ranged from 60 days to six months and have been extended to 60% of the Company's customer base to date. As a result, the Company's generation of net revenue from any customer may lag contract signing by a period of three to nine months, a practice that is not customary in the digital data delivery industry but is a key component in the Company's market penetration strategy. The Company's experience with promotional programs has been favorable to date, with approximately 99% of customers continuing to subscribe to the WAM!NET Service following expiration of the promotional period extended to them. The Company expects the use of promotional programs in the Graphic Arts industry to decline with increasing penetration of the market, but the Company will likely use similar promotional programs to introduce the WAM!NET Service to its other targeted industries. The Company also plans to continue to develop new, Industry Smart applications to increase the volume of files transferred over the WAM!NET Network.

  Revenue is primarily driven by the number of installed customer locations, the length of time a customer has been using the service, the number of work flow partners with whom a customer exchanges data and the size of the files exchanged.

  Network Communications Fees. Network communications fees include both the costs of the high bandwidth carrier services interconnecting the Company's national infrastructure of network operations centers ("NOCs") and Distribution Hubs and the costs of local telephone circuits connecting network access devices ("NADs") to the nearest Distribution Hub. Local telephone circuit ("last mile") connections account for approximately 60% of these charges, with significant differences between urban and rural connection costs. National carrier service, provided primarily by WorldCom, accounts for most of the balance of these charges. Network communication fees are generally a fixed monthly cost per circuit. The excess of these fees over revenue represents excess capacity costs which the Company expects will decline with increasing utilization of the WAM!NET Network. The Company actively seeks to obtain and deploy technologies that will reduce the costs of last mile connections, including wireless technologies and remote dial-up capabilities. The Company also intends to use its network management tools to optimize existing and planned network capacity as volume increases and traffic patterns begin to emerge. The Company plans to consider new pricing for its services which take into account the significant cost differential between urban and rural last mile connections. The Company also believes it may benefit from growing competition among telephony and communications providers for the provision of last mile connectivity.

  Network Operations Expense. Network operations expense represents costs directly associated with developing, maintaining, managing and servicing the WAM!NET Network. Such costs include direct labor, vendor service fees, point-of-presence charges and research and development charges which are often incurred in advance of receiving revenue. The Company's currently installed NOCs, which account for the substantial majority of direct labor and network operating costs, are capable of providing for and managing the Company's current and planned North American operations. Costs associated with the development of "WAM!BASE," a remote data archiving, retrieval and distribution system, and "WAM!PROOF," an application enabling remote proofing, and other network applications are also contained in network operations expense and are incurred in advance of revenue receipt. The Company expects that network operations costs will increase as the WAM!NET Network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

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

  Depreciation and Amortization. To facilitate entry into its target markets, the Company furnishes its customers with all the hardware and software necessary for them to use the WAM!NET Service on a turn-key, pay-by-use basis. As a result, the Company retains ownership of the NADs it furnishes to customers for their use of the WAM!NET Service. Accordingly, the Company does not anticipate selling NADs (or other hardware and non-4-Sight software) as a means of raising revenues. Depreciation and amortization expense includes depreciation of NADs, Distribution Hubs and equipment located in the NOCs. The Company's network infrastructure is organized to use the most expensive equipment in the NOCs, less expensive equipment for Distribution Hubs and the least expensive equipment in the NADs. The Company anticipates substantial capital investments for additional Distribution Hubs to be located in North America and internationally, WAM!BASE storage facilities to be located in the existing NOCs and NADs to be located at customer premises. As a result, the Company anticipates that depreciation and amortization expense will continue to increase in future periods commensurate with future equipment purchases.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

 Revenue

  Revenues from the WAM!NET Service for the three and six month periods ended June 30, 1998 were $1,905,232 and $3,225,257, respectively, an increase of $1,655,003 or 661.2% and $2,858,350 or 779.0% over the comparable periods of the previous year. This increase was due to a 446.1% increase in the number of subscribers to the WAM!NET Service, from approximately 178 installed customer sites on June 30, 1997 to approximately 972 installed customer sites on June 30, 1998. At June 30, 1998, the Company had contracts to install NADs at approximately 988 customer sites pending installation of telephony services. Service rebates arising from promotional programs for the three and six month periods ended June 30, 1998 were $481,250 and $752,250, respectively, an increase of $435,250 or 946.2% and $706,250 or 1,535.3%, respectively, over the comparable periods of the previous year.

  Revenues from software and hardware sales for the three and six month periods ended June 30, 1998 were $3,919,322 and $4,741,322, respectively, an increase from $0 over the comparable periods of the previous year. Revenues from software and hardware sales are a result of the Company's acquisition of 4-Sight, an international software manufacturer and distributor, which was consummated as of March 13, 1998.

  Other service fee revenues for the three and six month periods ended June 30, 1998 were $11,644 and $20,644, respectively, a decrease of $42,399 or 78.6% and $38,507 or 65.1% over the comparable periods of the previous year. Other service fee revenue is primarily derived from minor transactions with currently existing WAM!NET Service customers, which includes consulting services. The decrease reflects a minor decrease in customer consulting hours during both the three and six month periods ended June 30, 1998.

 Operating Expenses

  Network communications fees for the three and six month periods ended June 30, 1998 were $3,802,896 and $6,899,592, respectively, an increase of $2,429,849 or 177.0% and $4,748,864 or 220.8% over the comparable periods of the previous year. These increases were primarily due to the growth of the WAM!NET Network from 178 customers receiving services on June 30, 1997 to 972 customers receiving services on June 30, 1998, an increase of 794 customers or 446.1%.

  Cost of software and hardware sales for the three and six month periods ended June 30, 1998 was $1,214,419 and $1,475,419, respectively, an increase from $0 over the comparable periods of the previous year. Costs of software and hardware sales are a result of the Company's acquisition of 4-Sight, which was consummated as of March 13, 1998.

  Network operations expenses for the three and six month periods ended June 30, 1998 were $6,035,573 and $9,349,575, respectively, an increase of $4,791,213 or 385.0% and $7,157,575 or 326.5% over the comparable periods of the previous year. These increases were primarily due to the increase in the size of the WAM!NET Network and the Company's enhanced efforts to release global products and accompanying services by the end of 1998.

  Sales and marketing expenses for the three and six month periods ended June 30, 1998 were $4,569,937 and $6,922,466, respectively, an increase of $2,502,044 or 121.0% and $3,679,344 or 113.5% over the comparable periods of the previous year. These increases primarily resulted from the costs associated with the Company's efforts to enhance global sales and marketing functions for its products during 1998.

  General and administrative expenses for the three and six month periods ended June 30, 1998 were $4,730,768 and $19,197,678, respectively, an increase of $3,640,824 or 334.0% and $17,131,518 or 828.8% over the comparable periods of the previous year. These increases are primarily due to a $11,539,000 non-cash charge relating to officer compensation expense. This expense arose after the Company's board of directors elected an accelerated vesting period for options granted to selected officers. The additional increases in general and administrative expenses were due to vastly increased operational support requirements due to the rapid expansion of the Company's global services and corporate facilities.

  Depreciation and amortization for the three and six month periods ended June 30, 1998 were $4,104,331 and $6,025,579, respectively, an increase of $3,569,893 or 668.0% and $5,203,839 or 633.3%, respectively, over the comparable periods of the previous year. As a percentage of gross WAM!NET Service revenue, depreciation and amortization was 126.7% and 186.8% for the three and six month periods ended June 30, 1998, as compared to 525.3% and 224.0% for the comparable periods of the previous year. The increase in depreciation and amortization expense is due to both an increase in WAM!NET Network equipment that has been installed to service the increasing number of WAM!NET Service customers, and the impact of the 4-Sight Acquisition which resulted in the recognition of $32.4 million in goodwill. The 4-Sight goodwill is being amortized over a 60 month period, resulting in approximately a $1.62 million charge per fiscal quarter.

  Interest expense for the three and six month periods ended June 30, 1998 was $6,004,451 and $9,448,733, respectively, an increase of $5,224,527 or 669.9%
and $7,925,633 or 520.4%, respectively, over the comparable periods of the previous year. These increases were primarily due to the Company's financing of its 1997 and 1998 operations through the issuance of various debt instruments, including approximately $24.0 million of long term subordinated notes to WorldCom, $15.2 million of equipment financing and $208.5 million of 13 1/4% Senior Discount Notes due 2005 ("Notes") issued in March 1998.

 Income Taxes

  For the three and six month periods ended June 30, 1998, the Company experienced net operating losses of $24.3 million and $51.0 million, respectively, and paid no income taxes. The Company paid no income taxes in 1997. These losses are available to offset future taxable income through the year 2013 and are subject to the limitations of Section 382 of the internal Revenue Code of 1986, as amended. These limitations may result in expiration of net operating loss carry forwards before they can be utilized.

LIQUIDITY AND CAPITAL RESOURCES

  From inception through June 30, 1998, the Company has derived substantially all of its operating capital from the issuance of short- and long-term debt instruments. At June 30, 1998, the Company had a total of approximately $166.6 million in long-term debt, of which approximately $2.2 million becomes payable during 1998.

  The Company's source of liquidity since inception has primarily come from the issuance of debt and equity instruments and from credit facilities and other borrowings. The Company has received approximately $161.2 million net cash proceeds from the issuance of long- and short-term debt and collateralized equipment financing. An additional $2.0 million of net cash proceeds has been received from the sale of equity securities. The Company has utilized these proceeds by investing $33.0 million into its global WAM!NET Network and investing $20.3 million to acquire 4-Sight. Since inception the Company has also expended $55.9 million to fund its operating activities. To date the Company has not generated cash from operating activities and remains dependent upon its ability to generate operating capital for its global expansion from credit facilities or other borrowings, or the issuance of additional long- and short-term debt and equity instruments.

  During September of 1997, the Company established a revolving credit facility with The First Bank of Chicago (the "Revolving Credit Facility"), the proceeds of which were used by the Company to fund its operations and purchase WAM!NET Network equipment. The maximum amount that can be borrowed under the Revolving Credit Facility is $25.0 million. The Revolving Credit Facility was established under an agreement with WorldCom, by which WorldCom guaranteed the Company's obligations under the Revolving Credit Facility. At June 30, 1998, the Company had $0 borrowed under the Revolving Credit Facility. Interest and principal on the Revolving Credit Facility become payable in July 1999. Borrowings by the Company under the Revolving Credit Facility require the prior consent of WorldCom.

  In December 1997, the Company acquired the outstanding common stock of FreeMail, Inc. ("FreeMail"). In connection with the acquisition, the Company issued 125,000 shares of Common Stock, with a fair value of approximately $488,000, as consideration. The Company is also obligated to pay the former shareholders of FreeMail as additional contingent consideration on a quarterly basis amounts equal to five percent of the gross collected revenue derived by the Company from certain identified FreeMail products; however, the total amounts of the quarterly payments shall not exceed $3,012,500. As of June 30, 1998, the Company did not record a liability relating to the FreeMail revenue since no revenue was collected.

  On March 5, 1998, the Company consummated an offering (the "Initial Offering") of 208,530 units, each consisting of $1,000 principal amount at maturity of Notes and three warrants. Each warrant initially entitles the holder to purchase 2.01 shares of Common Stock at an exercise price of $.01 per share, subject to adjustment. The Company received net proceed from the Initial Offering of approximately $120.6 million. Cash interest does not accrue nor is payable on the Notes prior to March 1, 2002. Thereafter, cash interest on the Notes will accrue at a rate of 13 1/4% per annum (calculated on a semi-annual bond equivalent basis) and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2002. The Company used the proceeds of the Initial Offering as follows: (i) $20.0 million to pay the cash portion of the 4-Sight Acquisition, (ii) approximately $25.0 million to repay the borrowings under the Revolving Credit Facility and
(iii) the balance to be used further the Company's business development and expansion strategy, to enhance the WAM!NET Service infrastructure and develop additional value-added features and services, to optimize marketing, sales and customer support and service capabilities, and for working capital and other general corporate purposes.

  The Company intends to pursue one or more financings in 1998, totalling approximately $100.0 million, for which it has received indications of interest from certain financial institutions. The Company believes that the net proceeds of the Initial Offering and such financings together with expected cash from operations will be sufficient to finance the Company's operations through September 30, 1999. This includes the purchase and installation of all necessary WAM!NET Network and WAM!BASE equipment required for both national and international operations, marketing and sales activities, continued development of enhancements to the

WAM!NET Service and service of its debt obligations. The Company believes that the net proceeds from the Initial Offering together with expected cash from operations will be sufficient to finance the Company's operations through March 31, 1999. The Company intends to invest an additional $30.0 million in its global WAM!NET Network infrastructure by December 31, 1998 and an additional $45.0 million in its global WAM!NET Network infrastructure by December 31, 1999. These investments are necessitated by the need to grow the global communications network to provide contracted services to the Company's rapidly expanding customer base. The Company's inability to secure an additional $100.0 million in funding by March 31, 1999 would adversely affect its ability to expand the WAM!NET Network during 1999 to meet rapidly growing demand for global network services. If the Company is unable to obtain additional financing when needed, it may be required to significantly scale back expansion plans and, depending upon cash flow from its existing business, reduce the scope of its plans and operations.

  In September 1996, the Company issued to WorldCom a $5.0 million Convertible Subordinated Note due September 30, 1999 (the "WorldCom Convertible Note"). At any time prior to September 30, 1999, WorldCom may convert the principal amount of the WorldCom Convertible Note into shares of Common Stock at a conversion price of $1.00 per share, subject to adjustment in the event of stock splits, reorganizations or recapitalizations. In addition, in November 1996, the Company and WorldCom entered into a Preferred Stock, Subordinated Note and Warrant Purchase Agreement (the "WorldCom Agreement"). Pursuant to the WorldCom Agreement, the Company, among other things, issued to WorldCom warrants to purchase on or before December 31, 2000 up to 20,787,500 shares of Common Stock at an initial exercise price of $0.962 per share, subject to adjustment in the event of stock splits, reorganizations or recapitalizations (the "WorldCom Warrants"). The exercise price automatically increases by the amount of $0.016 per share on the last day of each calendar quarter, subject to certain abatement provisions, and is currently $1.03 per share. The WorldCom Agreement provides that if the Company is not publicly held by the year 2000, the Company's managers and Board of Directors will obtain an independent valuation by a nationally recognized investment bank of the fair market value per share of the Company's Common Stock, without any premium allocated for any controlling interest (the "Tender Valuation"). Upon receipt of the Tender Valuation, WorldCom may, but is not required to tender (the "First Tender") to purchase all outstanding shares of Common Stock and all outstanding options, warrants, convertible securities and other rights to purchase shares of Common Stock for at least the per share amount of the Tender Valuation. If the owners of a majority of the then outstanding shares of the Company's Common Stock (excluding shares held by WorldCom or its affiliates) reject the First Tender, WorldCom will have 60 days following such rejection to again tender (the "Second Tender") to purchase the same securities. Subject to certain conditions, WorldCom will sell and the Company will purchase the WorldCom Warrants, any shares acquired upon exercise of the WorldCom Warrants and any shares acquired upon the conversion of the WorldCom Convertible Note (collectively, the "WorldCom Securities") if (i) WorldCom fails to make the First Tender within 90 days after receipt of the Tender Valuation; (ii) owners of a majority of the then outstanding shares of Common Stock (excluding shares held by WorldCom or its affiliates) reject the First Tender and WorldCom makes no Second Tender; or (iii) owners of a majority of the then outstanding shares of Common Stock (excluding shares held by WorldCom or its affiliates) reject the Second Tender. The Company's purchase price for the WorldCom Securities will be as follows: (a) if WorldCom fails to make the First Tender, an amount equal to the Tender Valuation (or the spread between the Tender Valuation and the exercise price in the case of warrants); (b) if the First Tender is rejected by the Company's shareholders and WorldCom does not make the Second Tender, an amount equal to the purchase price offered by WorldCom in the First Tender (or the spread between the offer price and the exercise price in the case of warrants); and (c) if the Second Tender is rejected by the Company's shareholders, an amount equal to the purchase price offered by WorldCom in the Second Tender (or the spread between the offer price and the exercise price in the case of warrants). The Company will have nine months in which to pay the purchase price for the WorldCom Securities. If the Company fails to timely pay the purchase price for the WorldCom Securities, WorldCom will be relieved of all obligations to sell such securities to the Company, the Company will have no right to cause WorldCom to sell such securities and the Company will not be obligated to pay the purchase price for such securities. The parties have agreed to waive their respective obligations thereunder if the Company determines to become, and thereafter becomes, a publicly-held company.

  During 1997 the Company, on a pro forma basis after giving effect to the 4-Sight Acquisition, received less than 5% of its total revenue from sales and operations in Asian countries. As a result, the Company had limited exposure to the particular risks attendant to doing business in Asia and did not experience any material adverse effects from the Asian economic crisis; however, the Company presently intends to expand its operations in that region. The Company is currently unable to determine the effect, if any, that recent economic downturns in Asia, particularly Japan, will have on the Company's future business, operating results or liquidity, although the Company intends to exercise prudence and sound business judgment prior to making any future investments in Asia.

  Currently, the Company does not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates. The Company presently denominates all of its contracts in U.S. dollars. 4-Sight denominates all of its contracts in pounds sterling except for its U.S. sales, which are denominated in U.S. dollars, or its German sales, which are denominated in German marks. The Company is unable to determine what effect, if any, the adoption and use of the euro, the single European currency to be introduced in January of 1999, will have on the Company's business, operating results, liquidity and financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an entity except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement. The adoption of Statement 130 did not have a material effect on the Company's financial statements.

  In June 1997, the FASB also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 is effective for financial statements for periods beginning after December 31, 1997. Statement 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The adoption of Statement 131 did not have a material effect on the Company's financial statements.

  In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which superseded Statement of Position 91-1 for periods beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

                          PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of shareholders of the Company was held on May 30, 1998. There were 9,377,112 shares of Common Stock outstanding as of the record date for the meeting and 7,613,015 shares of Common Stock were represented in person or by proxy at the meeting. The following matters were voted upon:

  (a) The five nominees for election to the Board of Directors of the Company, Edward J. Driscoll, III, Robert L. Hoffman, Charles T. Cannada, K. William Grothe, Jr. and Curtis G. Gray, were elected. Each nominee respectively received 7,150,560 votes for, 33,890 votes against, his election, with 428,565 abstentions.

  (b) An amendment to the Company's Articles of Incorporation (i) to increase the authorized capital to 500,000,000 million shares, consisting of 490,000,000 shares of Common Stock, 100,000 shares of preferred stock, par value $10.00 per share, and 9,900,000 shares of undesignated stock; and (ii) to amend the requirement regarding the Board of Directors determination of the value of non-monetary consideration received for shares of capital stock of the Company, was approved by a vote of 7,543,015 to 70,000.

  (c) An amendment to the Company's 1994 Stock Option Plan to amend the number of shares which may be issued pursuant to options granted under such plan to 7,000,000 shares of Common Stock was approved by a vote of 7,557,460 to 55,555.

  (d) The Company's 1998 Combined Stock Option Plan, which permits incentive and non-statutory stock options for eligible employees of the Company and its subsidiaries, including employees in the United Kingdom and potentially other foreign national employees, was approved by a vote of 7,543,015 to 70,000.

ITEM 5--OTHER INFORMATION

  On July 30, 1998, the Company commenced an offer to exchange (the "Exchange Offer") up to $208,530,000 in aggregate principal amount at maturity of its 13% Senior Discount Notes due 2005, Series B (the "Exchange Notes") for up to $208,530,000 in aggregate principal amount at maturity of its 13% Senior Discount Notes due 2005, Series A (the "Original Notes" and, together with the Exchange Notes, the "Notes"), that were issued and sold on March 5, 1998 in reliance on exemptions from registration under the Securities Act of 1933, as amended. The terms of the Exchange Notes will be substantially similar (including principal amount, interest rate, maturity and ranking) to the terms of the Original Notes for which they may be exchanged pursuant to the Exchange Offer, except that the Exchange Notes (i) are freely transferable by holders thereof (except in certain limited cases as described in the registration statement relating to the Exchange Notes) and will be issued without any covenant regarding their registration. The Exchange Offer will expire at 5:00 p.m., New York City time, on August 28, 1998, unless extended.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

  a.Exhibits:

     3.1   Amended and Restated Articles of Incorporation of the Company.**
     10.19 Amended and Restated 1994 Stock Option Plan.*
     10.20 1998 Combined Stock Option Plan.**

    -------
    * Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-53841, as filed with the Securities and Exchange Commission on May 28, 1998.

    ** Incorporated herein by reference to the identically numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4, Registration No. 333-53841, as filed with the Securities and Exchange Commission on July 10, 1998.

  b.Current Reports on Form 8-K:

    The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          WAM!NET INC.

Date: August 11, 1998

                                          By: /s/ Edward J. Driscoll III
                                              ---------------------------
                                              Edward J. Driscoll III
                                              President and Chief Executive
                                              Officer