Form 10-Q
period 1998-09-30
WAM NET INC
filed 1998-11-13
CIK 1060274

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

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

Yes [X] No [ ]

As of September 30, 1998 there were 9,284,445 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 18

                                  WAM!NET INC.

                               INDEX TO FORM 10-Q


PART I--Financial Information
                                                                                             PAGE NO.
                                                                                             --------
     ITEM 1--Financial Statements

       Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31,
         1997...............................................................................     3

       Consolidated Statements of Operations for the three and nine months in the periods
         ended September 30, 1998 and 1997 (unaudited)......................................     5

       Consolidated Statements of Cash Flows for the nine months in the periods ended
         September 30, 1998 and 1997 (unaudited)............................................     6

       Notes to Consolidated Financial Statements (unaudited)...............................     8

     ITEM 2--Management's Discussion and Analysis of Results of Operations
         and Financial Condition............................................................    10

     ITEM 3--Quantitative and Qualitative Disclosures About Market Risk.....................    16

PART II--Other Information

     ITEM 4--Submission of Matters to a Vote of Security Holders............................    16

     ITEM 5--Other Information..............................................................    17

     ITEM 6--Exhibits and Reports on Form 8-K...............................................    17

Signatures--................................................................................    18

                          PART I--FINANCIAL INFORMATION


ITEM 1--FINANCIAL INFORMATION


                                  WAM!NET INC.

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 1998           1997
                                                                             -------------   ------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents ..............................................   $ 17,626       $   274
     Investments ............................................................         --            --
     Accounts receivable, net of allowance of $200 and $10, respectively ....      3,841           459
     Inventory ..............................................................      1,287            --
     Prepaid expenses and other current assets ..............................      4,289           554
                                                                                --------       -------
          Total current assets ..............................................     27,043         1,287

Property and equipment:
     Network equipment ......................................................     42,202        15,618
     Other support equipment ................................................     15,773         5,242
     Furniture and fixtures .................................................      2,956         1,078
     Leasehold improvements .................................................      2,272           259
                                                                                --------       -------
                                                                                  63,203        22,197
     Accumulated depreciation ...............................................     11,883         2,877
                                                                                --------       -------
                                                                                  51,320        19,320
     Goodwill, net of accumulated amortization of $3,640 and $6,
         respectively .......................................................     29,119           479
     Deferred Charges .......................................................      3,177            --
                                                                                --------       -------
          Total assets ......................................................   $110,659       $21,086
                                                                                ========       =======


                                  WAM!NET INC.

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable..............................................................    $  11,567       $  2,460
     Accrued salaries and wages....................................................        2,696            360
     Accrued expenses..............................................................        2,358          2,159
     Current portion of equipment financing and obligations under
        capitalized leases.........................................................        5,506          3,129
                                                                                       ---------       --------
              Total current liabilities............................................       22,127          8,108

Long-term debt:
     Subordinated notes payable....................................................       23,894         21,784
     Line of credit................................................................           --         14,431
     Equipment financing...........................................................       14,867          6,434
     13.25% Senior Discounted Notes................................................      119,763             --

Redeemable Preferred Stock, Class A, $10.00 par value:
     Authorized shares--100,000, issued and outstanding shares--100,000............        1,000          1,000

Shareholders' deficit:
     Undesignated shares, $.01 par value--9,900,000
     Common Stock, $.01 par value:
          Authorized shares--490,000,000
          Issued and outstanding shares--9,284,445 and 6,699,740 at September 30,
             1998 and December 31, 1997 ...........................................           93             67
          Additional paid-in capital...............................................       54,272         11,771
          Accumulated deficit......................................................     (125,703)       (42,509)
          Cumulative foreign currency translation adjustment.......................          346             --
                                                                                       ---------       --------
          Total shareholders' deficit..............................................      (70,992)       (30,671)
                                                                                       ---------       --------
          Total liabilities and shareholders' deficit..............................    $ 110,659       $ 21,086
                                                                                       =========       ========




                             See accompanying notes.

                                  WAM!NET INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                  ------------------        ------------------
                                                                  1998         1997          1998         1997
                                                                  ----         ----          ----         ----
Revenues:
     WAM!NET revenues........................................   $  2,393      $   456      $  5,619    $    822
     Less rebates............................................       (611)         (50)       (1,363)        (96)
                                                                --------      --------     --------    --------
Net WAM!NET user fees........................................      1,782          406         4,256         726
Software and hardware sales..................................      3,739           --         8,480          --
Other service fees...........................................          9            3            29          62
                                                                --------      -------      --------    --------
          Total revenues.....................................      5,530          409        12,765         788

Operating expenses:
     Network communication fees..............................      4,602        2,339        11,502       4,452
     Cost of software and hardware...........................      1,155           --         2,631          --
     Network operations......................................     10,313        1,884        19,663       4,042
     Sales and marketing.....................................      6,541        2,796        13,462       6,071
     General and administrative..............................      4,730          730        23,927       2,792
     Depreciation and amortization...........................      5,328          749        11,353       1,571
                                                                --------      -------      --------    --------
                                                                  32,669        8,498        82,538      18,928
                                                                --------      -------      --------    --------
Loss from operations.........................................    (27,139)      (8,089)      (69,773)    (18,140)

Other income (expense):
     Interest income.........................................        464            7         1,612         192
     Interest (expense)......................................     (6,293)      (1,247)      (15,787)     (2,805)
     Income tax (expense)....................................        709            --          754          --
                                                                --------      --------     --------    --------
Net loss                                                        $(32,259)     $(9,329)     $(83,194)   $(20,753)
     Less preferred dividends................................        (18)         (18)          (52)        (52)
                                                                --------      -------      --------    --------
Net loss applicable to common stock..........................   $(32,277)     $(9,347)     $(83,246)   $(20,805)
                                                                ========      =======      ========    ========

Net loss applicable per common share.........................   $  (3.74)     $ (1.44)     $  (9.65)   $  (3.21)
                                                                ========      =======      ========    ========

Weighted average number of common shares outstanding.........  8,627,889    6,478,950     8,627,889   6,478,950
                                                               =========    =========     =========   =========





                            See accompanying notes.

                                  WAM!NET INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    ------------------
                                                                                    1998          1997
                                                                                    ----          ----
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................................     $ (83,194)   $ (20,753)
Adjustments to reconcile net loss to net cash used in operating activities:
     Noncash interest expense related to warrants...........................        12,719          920
     Capitalized financing costs............................................        (2,098)          --
     Value of stock options issued to employees and consultants.............        12,492           11
     Foreign currency translation adjustment................................           260           --
     Depreciation and amortization..........................................        11,544        1,571
     Loss on disposal of property and equipment.............................            69           --
     Changes in operating assets and liabilities:
          Accounts receivable...............................................           329         (302)
          Inventory.........................................................            70           --
          Prepaid expenses and other current assets.........................        (3,450)        (513)
          Accounts payable..................................................         8,427        1,250
          Income taxes......................................................        (1,360)          --
          Accrued expenses..................................................         3,846          481
                                                                                 ---------    ---------
Net cash used in operating activities.......................................       (40,346)     (17,335)

INVESTING ACTIVITIES
Purchases of property and equipment.........................................       (38,598)     (12,129)
Purchase of 4-Sight (net of cash acquired)..................................       (16,350)          --
Proceeds from sale of investments...........................................            --        1,000
                                                                                 ---------    ---------
Net cash used in investing activities.......................................       (54,948)     (11,129)

FINANCING ACTIVITIES
Proceeds from exercise of stock options.....................................            11           --
Proceeds from 13.25% Senior Discount Notes..................................       120,626           --
Proceeds from line of credit................................................         5,203       14,500
Payments on line of credit..................................................       (24,003)          --
Interest expense added to subordinated notes payable........................            --          702
Proceeds from equipment financing...........................................        14,274        1,570
Proceeds from bridge financing..............................................            --       10,000
Payments on bridge financing................................................            --      (11,075)
Payments on equipment financing.............................................        (3,465)         (65)
                                                                                 ---------    ---------
Net cash provided by financing activities...................................       112,646       15,632
                                                                                 ---------    ---------
(Decrease) increase in cash and cash equivalents............................        17,352      (12,832)
Cash and cash equivalents at beginning of period............................           274       14,444
                                                                                 ---------    ---------
Cash and cash equivalents at end of period..................................     $  17,626    $   1,612
                                                                                 =========    =========



                             See accompanying notes.

                                  WAM!NET INC.

                             (DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    ------------------
                                                                                    1998          1997
                                                                                    ----          ----
                                                                                       (UNAUDITED)
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
     Conversion of accrued interest to subordinated debt.....................     $ 1,504        $1,061
     Issuance of common stock relating to acquisition........................      20,000            --
     Warrant valuation reclassed to deferred charges from line of credit.....       4,104            --
     Accumulated and unpaid dividends........................................          52            52
     Conversion of convertible subordinated debenture for common stock.......          25            --

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
     Cash paid for interest..................................................     $ 1,654        $1,212














                             See accompanying notes.

                                  WAM!NET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


4.   DEBT OFFERING

     On March 5, 1998, the Company sold 208,530 Units consisting of $1,000 principal amount at maturity of 13 1/4% Senior Discount Notes due 2005 ("Notes") and three warrants. The aggregate principal amount of the Notes payable at maturity is $208.6 million. The sale of the Units resulted in net proceeds to the Company of $120.6 million. Cash interest does not accrue nor is it payable on the Notes prior to March 1, 2002. Thereafter, cash interest on the Notes will accrue on the Notes at a rate of 13 1/4% per annum (calculated on a semiannual bond equivalent basis) and will be payable semiannually in arrears on March 1 and September 1 of each year, commencing September 1, 2002.

                                  WAM!NET INC.

     In connection with the Notes, the Company issued 625,590 warrants to purchase a total of 1,257,436 shares of common stock. Each warrant entitles the holder to purchase 2.01 shares of common stock at an exercise price of $.01 per share. The warrants were deemed to have a value of $10 million which will be amortized as interest expense over the life of the Notes. The fair value of the warrants was computed at the date of issuance using the Black-Scholes pricing model with the following assumptions: (i) price of common stock of $8.00; (ii) exercise price of warrant of $.01; (iii) dividend yield of 0.0%; (iv) volatility of common stock of 0.45; (v) expected life of warrant of 8 years; and (vi) risk-free interest rate of 6.5%. The unamortized value of the warrants has been reflected in the financial statements as a reduction of the Notes.


5.   ACQUISITION

     In March 1998, the Company purchased all of the outstanding capital stock of 4-Sight Limited, a private limited company organized under the laws of the United Kingdom ("4-Sight"), for $20 million in cash plus related acquisition expenses of $500,000 and 2.5 million shares of the Company's common stock valued at $20 million. In addition, the former shareholders of 4-Sight will be entitled to receive up to an additional 750,000 shares of the Company's common stock in the event certain sales objectives are met over the next three years.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of 4-Sight have been included in the consolidated operating results since the date of acquisition.

     On acquisition, approximately $31.9 million of goodwill was recorded, which is being amortized on a straight-line basis over 5 years. The following table shows the pro forma consolidated results of operations as if 4-Sight had been acquired as of the beginning of the periods presented:

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                                   1998
                                                                 UNAUDITED
                                                               -------------
Revenues.................................................      $ 16,245,000
Net loss.................................................      $(83,256,000)
Net loss per share.......................................      $  (9.65)


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

OVERVIEW

     The Company was organized in September 1994 and commenced operations in March 1995. From March 1995 through February 1996, the Company was engaged primarily in the design and development of a network of Company-owned national, regional and local hubs ("Distribution Hubs") interconnected redundantly with high-bandwidth leased telephone circuits (the "WAM!NET Network") and a managed, high-speed digital data delivery network service (the "WAM!NET Service"). The Company announced the commercial release of the WAM!NET Service in February 1996 at a major trade show for the printing, publishing, advertising, pre-press, corporate communication and graphic arts industries (collectively, "Graphic Arts"). Through September 30, 1998, the WAM!NET Service had been installed at 1,205 sites in North America and 6 sites in Europe.

     The Company has entered into a strategic alliance with WorldCom, Inc. ("WorldCom") that includes equity and debt investments and operating loan guarantees which together total to approximately $50.0 million. WorldCom is currently entitled to designate a majority of the Board of Directors of the Company and, through its ownership of convertible debt and warrants, has the right to acquire a majority of the common stock, par value $.01 per share (the "Common Stock") of the Company. WorldCom also provides telecommunication and other services to the Company on a nonexclusive basis. The Company anticipates that its relationship with WorldCom will help enable it to access the worldwide infrastructure, sales and marketing work force, telephony technologies, high bandwidth carrier service and other services of WorldCom and its affiliates, including UUNet Technologies, Inc.

     On March 13, 1998, the Company consummated the purchase of 4-Sight Limited, a private limited company incorporated under the laws of England and Wales ("4-Sight"), for $20 million in cash and 2.5 million shares of Common Stock (which may be increased to 3.25 million shares subject to the satisfaction of certain conditions) (the "4-Sight Acquisition"). 4-Sight develops and distributes ISDN data transmission software and related products and applications targeted to the Graphic Arts industry, with particular emphasis on European, Asian and North American markets. At December 31, 1997, 4-Sight's customer base exceeded 30,000 locations, including 3,000 sites in the United States. The Company expects that the 4-Sight Acquisition will enable the Company to achieve both broader market coverage in the Graphic Arts market and higher network utilization by combining 4-Sight's international presence and penetration of the lower volume user market with the Company's domestic presence and penetration of the higher volume user market.

     Due to costs associated with the design, development, installation and operation of the WAM!NET Network and its related applications, the Company has operated at a loss since inception and expects to incur substantial operating losses for the years ending December 31, 1998 and 1999. The Company has incurred an accumulated deficit of approximately $125.7 million through September 30, 1998.

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

The Company also grants service rebates that offset the gross revenue generated by the Company. Free trial periods under the Company's various promotional programs have ranged from 60 days to six months. As a result, the Company's generation of net revenue from any customer may lag contract signing by a period of three to nine months, a practice that is not customary in the digital data delivery industry but is a key component in the Company's market penetration strategy. The Company's experience with promotional programs has been favorable to date, with approximately 96% of customers continuing to subscribe to the WAM!NET Service following expiration of the promotional period extended to them. The Company expects the use of promotional programs in the Graphic Arts industry to decline with increasing penetration of the market, but the Company will likely use similar promotional programs to introduce the WAM!NET Service to its other targeted industries. The Company also plans to continue to develop new, Industry Smart applications to increase the volume of files transferred over the WAM!NET Network.

     Revenue is primarily driven by the number of installed customer locations, the length of time a customer has been using the service, the number of work flow partners with whom a customer exchanges data and the size of the files exchanged.

     NETWORK COMMUNICATIONS FEES. Network communications fees include both the costs of the high bandwidth carrier services interconnecting the Company's national infrastructure of network operations centers ("NOCs") and distribution hubs and the costs of local telephone circuits connecting network access devices ("NADs") to the nearest distribution hub. Local telephone circuit ("last mile") connections account for approximately 70% of these charges, with significant differences between urban and rural connection costs. National carrier service, provided primarily by WorldCom, accounts for most of the balance of these charges. Network communication fees are generally a fixed monthly cost per circuit. The excess of these fees over revenue represents excess capacity costs which the Company expects will decline with increasing utilization of the WAM!NET Network. The Company actively seeks to obtain and deploy technologies that will reduce the costs of last mile connections, including wireless and satellite technologies and remote dial-up capabilities. The Company also intends to use its network management tools to optimize existing and planned network capacity as volume increases and traffic patterns begin to emerge. The Company believes it may benefit from growing competition among telephony and communications providers for the provision of last mile connectivity.

     NETWORK OPERATIONS EXPENSE. Network operations expense represents costs directly associated with developing, maintaining, managing and servicing the WAM!NET Network. Such costs include direct labor, vendor service fees, point-of-presence charges and research and development charges which are often incurred in advance of receiving revenue. The Company currently operates 3 Network Operation Centers their locations are in Minneapolis, Las Vegas and Belgium. These account for the majority of direct labor and network operating costs and are capable of providing for and managing the Company's current and planned expansion in North America and Europe. Costs associated with the development of "WAM!BASE," a remote data archiving, retrieval and distribution system, and "WAM!PROOF," an application enabling remote proofing, and other network applications are also contained in network operations expense and are incurred in advance of revenue receipt. The Company expects that network operations costs will increase as the WAM!NET Network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

     SALES AND MARKETING EXPENSE. The Company's sales and marketing efforts are intended to create national and international awareness of the WAM!NET Service, communicate its potential for work flow enhancement, demonstrate its reliability and establish strong brand recognition. As a result, the Company aggressively markets the WAM!NET Service through a combination of trade journal advertising, trade show attendance, promotional programs, direct field sales, tele-sales, cooperative sales presentations and active participation in industry sponsored seminars and publications. The Company expects to continue to incur significant sales and marketing expenses to obtain increased penetration of the global Graphic Arts and industry, to generate increased traffic among customers and to market the WAM!NET Service to other targeted industries; however the cost of Sales and Marketing as a percentage of revenue is expected to decline.

     GENERAL AND ADMINISTRATIVE EXPENSE. The Company's general and administrative expense includes administrative salaries, related overhead and professional service fees. These costs reflect both those expenditures related to the rapid growth and expansion of the Company's administrative infrastructure both national and international and to manage its expanding operations. The Company expects to continue to incur substantial general and administrative expense as the Company deploys the WAM!NET Service internationally; however the cost of General and Administrative as a percentage of revenue is expected to decline.

     DEPRECIATION AND AMORTIZATION. To facilitate entry into its target markets, the Company furnishes its customers with all the hardware and software necessary for them to use the WAM!NET Service on a turn-key, pay-by-use basis. As a result, the Company retains ownership of the NADs it furnishes to customers for their use of the WAM!NET Service. Accordingly, the Company does not anticipate selling NADs (or other hardware and non-4-Sight software) as a means of raising revenues. Depreciation and amortization expense includes depreciation of NADs, distribution hubs and equipment located in the NOCs. The Company's network infrastructure uses the highest concentration of telephony equipment in the NOC, smaller concentrations for a distribution hub and the least amount for a NAD. The Company anticipates substantial capital investments for additional distribution hubs to be located in North America, Europe and Asia, for WAM!BASE storage facilities to be located in the existing NOCs, and for NADs to be located at customer premises. As a result, the Company anticipates that depreciation and amortization expense will continue to increase in future periods commensurate with Wam!Net network expansion.


RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE AND
 NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997

   REVENUE

     Revenues from the WAM!NET Service for the three and nine month periods ended September 30, 1998 were $2,393,333 and $5,618,591, respectively, an increase of $1,937,688 or 425.3% and $4,796,039 or 583.1% over the comparable periods of the previous year. This increase was due to a 276.1% increase in the number of installed customer sites to the WAM!NET Service, from 322 installed customer sites on September 30, 1997 to 1,211 installed customer sites on September 30, 1998. Service rebates arising from promotional programs for the three and nine month periods ended September 30, 1998 were $610,750 and $1,363,000, respectively, an increase of $560,500 or 1,115.4% and $1,266,750 or
1,316.1%, respectively, over the comparable periods of the previous year.

     Revenues from software and hardware sales for the three and nine month periods ended September 30, 1998 were $3,738,645 and $8,479,968. Software and hardware sales are a result of the Company's acquisition of 4-Sight, an international software manufacturer and distributor, which was consummated as of March 13, 1998.


   OPERATING EXPENSES

     Network communications fees for the three and nine month periods ended September 30, 1998 were $4,602,215 and $11,501,806, respectively, an increase of $2,263,419 or 96.8% and $7,049,665 or 158.3% over the comparable periods of the previous year. These increases were primarily due to the growth of the WAM!NET Network from 322 customers receiving services on September 30, 1997 to 1,211 customers receiving services on September 30, 1998, an increase of 889 customers or 276.1%. However the average communications costs associated with providing services to a North American Wam!Net Customer for the three month period ended September 30, 1997 and September 30, 1998 declined from $2,436 to $1,224, a decrease of $1,212 or 49.8%. This large decrease is due in part to the geographic dispersion of new Wam!Net customers in urban rather than rural areas, in part by overall decreases in the costs of telephony being purchased by Wam!Net and in part by a higher installed base of customers being able to use the fixed portion of Wam!Net's communications infrastructure more effectively and efficiently.

     Cost of software and hardware sales for the three and nine month periods ended September 30, 1998 was $1,155,252 and $2,630,672, respectively, an increase from $0 over the comparable periods of the previous year. Costs of software and hardware sales are a result of the Company's acquisition of 4-Sight, which was consummated as of March 13, 1998.

     Network operations expenses for the three and nine month periods ended September 30, 1998 were $10,313,125 and $19,662,700, respectively, an increase of $8,429,767 or 447.6% and $15,620,600 or 386.4% over the comparable periods of the previous year. These increases were primarily due to the increase in the size of the WAM!NET Network and the Company's vast efforts to develop and commercialize international products and the accompanying services by the fourth quarter of 1998.

     Sales and marketing expenses for the three and nine month periods ended September 30, 1998 were $6,540,475 and $13,462,941, respectively, an increase of $3,744,792 or 133.9% and $7,391,710 or 121.7% over the comparable periods of the previous year. These increases primarily resulted from the costs associated with the Company's efforts to enhance global sales and marketing functions for its products during 1998.

     General and administrative expenses for the three and nine month periods ended September 30, 1998 were $4,729,703 and $23,927,381, respectively, an increase of $4,000,227 or 548.4% and $21,135,677 or 757.1% over the comparable periods of the previous year. These increases are primarily due to a $12,492,000 non-cash charge relating to officer compensation expense. This expense arose after the Company's board of directors elected an accelerated vesting period for options granted to selected officers. The additional increases in general and administrative expenses were due to vastly increased operational support requirements due to the rapid expansion of the Company's global services and corporate facilities.

     Depreciation and amortization for the three and nine month periods ended September 30, 1998 were $5,327,078 and $11,352,657, respectively, an increase of $4,577,777 or 610.9% and $9,781,616 or 622.6%, respectively, over the comparable periods of the previous year. As a percentage of gross WAM!NET Service revenue, depreciation and amortization was 222.6% and 202.1% for the three and nine month periods ended September 30, 1998, as compared to 164.4% and 191.0% for the comparable periods of the previous year. The increase in depreciation and amortization expense is due to both an increase in WAM!NET Network equipment that has been installed to service the increasing number of WAM!NET Service customers, and the impact of the 4-Sight Acquisition which resulted in the recognition of $32.4 million in goodwill. The 4-Sight goodwill is being amortized over a 60 month period, resulting in approximately a $1.62 million charge per fiscal quarter.

     Interest expense for the three and nine month periods ended September 30, 1998 was $6,293,209 and $15,787,334, respectively, an increase of $5,045,982 or
404.6% and $12,982,386 or 462.8%, respectively, over the comparable periods of the previous year. These increases were primarily due to the Company's financing of its 1997 and 1998 operations through the issuance of various debt instruments, including approximately $24.0 million of long term subordinated notes to WorldCom, $22.7 million of equipment financing and $208.5 million of 13 1/4% Senior Discount Notes due 2005 ("Notes") issued in March 1998.


   INCOME TAXES

     For the three and nine month periods ended September 30, 1998, the Company experienced net operating losses of $32.3 million and $83.3 million, respectively, and paid no income taxes. The Company paid no income taxes in 1997. These losses are available to offset future taxable income through the year 2013 and are subject to the limitations of Section 382 of the internal Revenue Code of 1986, as amended. These limitations may result in expiration of net operating loss carry forwards before they can be utilized.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had a total of approximately $173.3 million in long-term debt, of which approximately $1.4 million becomes payable during 1998.

     The Company's source of liquidity since inception has primarily come from the issuance of debt and equity instruments and from credit facilities and other borrowings. The Company has received approximately $168.7 million net cash proceeds from the issuance of long- and short-term debt and collateralized equipment financing. An additional $2.0 million of net cash proceeds has been received from the sale of equity securities. The Company has utilized these proceeds by investing $51.0 million into its global WAM!NET Network and investing $20.3 million to acquire 4-Sight. Since inception the Company has also expended $71.3 million to fund its operating activities. To date the Company has not generated cash from operating activities and remains dependent upon its ability to generate operating capital for its global expansion from credit facilities or other borrowings, or the issuance of additional long- and short-term debt and equity instruments. From inception through September 30, 1998, the Company has derived substantially all of its operating capital from the issuance of short- and long-term debt instruments.

     During September of 1997, the Company established a revolving credit facility with The First Bank of Chicago (the "Revolving Credit Facility"), the proceeds of which were used by the Company to fund its operations and purchase WAM!NET Network equipment. The maximum amount that can be borrowed under the Revolving Credit Facility is $25.0 million. The Revolving Credit Facility was established under an agreement with WorldCom, by which WorldCom guaranteed the Company's obligations under the Revolving Credit Facility. At September 30, 1998, the Company had no borrowings under the Revolving Credit Facility. Interest and principal on the Revolving Credit Facility become payable in July 1999. Borrowings by the Company under the Revolving Credit Facility require the prior consent of WorldCom.

     In December 1997, the Company acquired the outstanding common stock of FreeMail, Inc. ("FreeMail"). In connection with the acquisition, the Company issued 125,000 shares of Common Stock, with a fair value of approximately $488,000, as consideration. The Company is also obligated to pay the former shareholders of FreeMail as additional contingent consideration on a quarterly basis amounts equal to five percent of the gross collected revenue derived by the Company from certain identified FreeMail products; however, the total amounts of the quarterly payments shall not exceed $3,012,500. As of September 30, 1998, the Company did not record a liability relating to the FreeMail revenue since no revenue was collected.

     On March 5, 1998, the Company consummated an offering (the "Debt Offering") of 208,530 units, each consisting of $1,000 principal amount at maturity of Notes and three warrants. Each warrant initially entitles the holder to purchase
2.01 shares of Common Stock at an exercise price of $.01 per share, subject to adjustment. The Company received net proceeds from the Debt Offering of approximately $120.6 million. Cash interest does not accrue nor is payable on the Notes prior to March 1, 2002. Thereafter, cash interest on the Notes will accrue at a rate of 13 1/4% per annum (calculated on a semi-annual bond equivalent basis) and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2002. The Company used the proceeds of the Debt Offering as follows: (i) $20.0 million to pay the cash portion of the 4-Sight Acquisition, (ii) approximately $25.0 million to repay the borrowings under the Revolving Credit Facility and (iii) the balance to be used to further the Company's business development and expansion strategy, to enhance the WAM!NET Service infrastructure, to develop additional value-added features and services, to optimize marketing, sales and customer support and service capabilities, and for working capital and other general corporate purposes.

     The Company intends to pursue one or more equity and or debt financings in 1998 and 1999. The Company believes that the net proceeds of the Debt Offering and such financings together with expected cash from operations will be sufficient to finance the Company's operations. This includes the purchase and installation of all necessary WAM!NET Network and WAM!BASE equipment required for both national and international operations, marketing and sales activities, continued development of enhancements to the WAM!NET Service and service of its debt obligations. The Company intends to invest an additional $15.0 million in its global WAM!NET Network infrastructure by year-end 1998 and an additional $60.0 million in its global WAM!NET Network infrastructure next year. These investments are necessitated by the need to grow the global communications network to provide contracted services to the Company's rapidly expanding customer base. The Company's inability to secure an additional funding by mid-1999 would adversely affect its ability to expand the WAM!NET Network during 1999 to meet rapidly growing demand for global network services. If the Company is unable to obtain additional financing when needed, it may be required to significantly scale back expansion plans and, depending upon cash flow from its existing business, reduce the scope of its plans and operations.

     In September 1996, the Company issued to WorldCom a $5.0 million Convertible Subordinated Note due September 30, 1999 (the "WorldCom Convertible Note"). At any time prior to September 30, 1999, WorldCom may convert the principal amount of the WorldCom Convertible Note into shares of Common Stock at a conversion price of $1.00 per share, subject to adjustment in the event of stock splits, reorganizations or recapitalizations. In addition, in November 1996, the Company and WorldCom entered into a Preferred Stock, Subordinated Note and Warrant Purchase Agreement (the "WorldCom Agreement"). Pursuant to the WorldCom Agreement, the Company, among other things, issued to WorldCom warrants to purchase on or before December 31, 2000 up to 20,787,500 shares of Common Stock at an initial exercise price of $0.962 per share, subject to adjustment in the event of stock splits, reorganizations or recapitalizations (the "WorldCom Warrants"). The exercise price automatically increases by the amount of $0.016 per share on the last day of each calendar quarter, subject to certain abatement provisions, and is currently $1.05 per share. The outstanding debt owed to Worldcom can be used to exercise these warants at the then current exercise price. The WorldCom Agreement provides that if the Company is not publicly held by the year 2000, the Company's managers and Board of Directors will obtain an independent valuation by a nationally recognized investment bank of the fair market value per share of the Company's Common Stock, without any premium allocated for any controlling interest (the "Tender Valuation"). Upon receipt of the Tender Valuation, WorldCom may, but is not required to tender (the "First Tender") to purchase all outstanding shares of Common Stock and all outstanding options, warrants, convertible securities and other rights to purchase shares of Common Stock for at least the per share amount of the Tender Valuation. If the owners of a majority of the then outstanding shares of the Company's Common Stock (excluding shares held by WorldCom or its affiliates) reject the First Tender, WorldCom will have 60 days following such rejection to again tender (the "Second Tender") to purchase the same securities. Subject to certain conditions, WorldCom will sell and the Company will purchase the WorldCom Warrants, any shares acquired upon exercise of the WorldCom Warrants and any shares acquired upon the conversion of the WorldCom Convertible Note (collectively, the "WorldCom Securities") if (i) WorldCom fails to make the First Tender within 90 days after receipt of the Tender Valuation; (ii) owners of a majority of the then outstanding shares of Common Stock (excluding shares held by WorldCom or its affiliates) reject the First Tender and WorldCom makes no Second Tender; or
(iii) owners of a majority of the then outstanding shares of Common Stock (excluding shares held by WorldCom or its affiliates) reject the Second Tender. The Company's purchase price for the WorldCom Securities will be as follows: (a) if WorldCom fails to make the First Tender, an amount equal to the Tender Valuation (or the spread between the Tender Valuation and the exercise price in the case of warrants); (b) if the First Tender is rejected by the Company's shareholders and WorldCom does not make the Second Tender, an amount equal to the purchase price offered by WorldCom in the First Tender (or the spread between the offer price and the exercise price in the case of warrants); and (c) if the Second Tender is rejected by the Company's shareholders, an amount equal to the purchase price offered by WorldCom in the Second Tender (or the spread between the offer price and the exercise price in the case of warrants). The Company will have nine months in which to pay the purchase price for the WorldCom Securities. If the Company fails to timely pay the purchase price for the WorldCom Securities, WorldCom will be relieved of all obligations to sell such securities to the Company, the Company will have no right to cause WorldCom to sell such securities and the Company will not be obligated to pay the purchase price for such securities. The parties have agreed to waive their respective obligations thereunder if the Company determines to become, and thereafter becomes, a publicly-held company.

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


ITEM 5--OTHER INFORMATION

     On July 30, 1998, the Company commenced an offer to exchange (the "Exchange Offer") up to $208,530,000 in aggregate principal amount at maturity of its 13 1/4% Senior Discount Notes due 2005, Series B (the "Exchange Notes") for up to $208,530,000 in aggregate principal amount at maturity of its 13 1/4% Senior Discount Notes due 2005, Series A (the "Original Notes" and, together with the Exchange Notes, the "Notes"), that were issued and sold on March 5, 1998 in reliance on exemptions from registration under the Securities Act of 1933, as amended. The terms of the Exchange Notes will be substantially similar (including principal amount, interest rate, maturity and ranking) to the terms of the Original Notes for which they may be exchanged pursuant to the Exchange Offer, except that the Exchange Notes (i) are freely transferable by holders thereof (except in certain limited cases as described in the registration statement relating to the Exchange Notes) and will be issued without any covenant regarding their registration. The Exchange Offer will expire at 5:00 p.m., New York City time, on August 28, 1998, unless extended.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

          3.1       Amended and Restated Articles of Incorporation of the
                    Company.**

          10.19     Amended and Restated 1994 Stock Option Plan.*

          10.20     1998 Combined Stock Option Plan.**

          ----------
          * Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-53841, as filed with the Securities and Exchange Commission on May 28, 1998.

          ** Incorporated herein by reference to the identically numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4, Registration No. 333-53841, as filed with the Securities and Exchange Commission on July 10, 1998.

     b.  Current Reports on Form 8-K:

           The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       WAM!NET INC.

Date: November 12, 1998

                                       By: /s/ Bradley E. Sparks
                                           -------------------------------------
                                           Bradley E. Sparks
                                           Executive Vice-President and Chief
                                           Financial Officer