Form 10-K
period 1998-12-31
WAM NET INC
filed 1999-04-01
CIK 1060274

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File No.: 333-53841

                                 WAM!NET INC.

            (Exact Name of Registrant as specified in its charter)

                       Minnesota                                                       41-1795247
  (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)

                6100 West 110th Street
                Minneapolis, Minnesota                                                   55438
        (Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code: (612) 886-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   X  No
                       ---

  As of March 15, 1999, there were 9,297,427 shares of the Company's Common Stock outstanding. The aggregate market value of the voting stock of the company held by non-affiliates is $36,522,096.

  Documents Incorporated by Reference--Not applicable.

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                                                           PAGE
----                                                                                                           ----
                                                    PART I

   ITEM 1.   BUSINESS........................................................................................     1

   ITEM 2.   PROPERTIES......................................................................................    24

   ITEM 3.   LEGAL PROCEEDINGS...............................................................................    24

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................    25

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................    25

   ITEM 6.   SELECTED FINANCIAL DATA.........................................................................    26

   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    28

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................    38

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................    38

   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............    39

                                                    PART II

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................    40

   ITEM 11.  EXECUTIVE COMPENSATION..........................................................................    43

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................    49

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................    51

                                                    PART III

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................    57

   IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS..................................................    62

   SIGNATURES - WAM!NET INC..................................................................................    63

   FINANCIAL STATEMENT SCHEDULES.............................................................................   F-1

                                      (i)

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     The Company provides a managed, high speed, digital data delivery network service (the "WAM!NET(R) Service"). The WAM!NET Service allows users to transmit, receive and store large digital data files. The Company has developed applications for companies in the graphic arts, the printing, publishing, advertising, pre-press and, corporate communication (collectively, "Graphic Arts") and entertainment industries, and is evaluating applications of the WAM!NET Service for the medical imaging industry as well. The Company integrates industry-specific software applications with commercially available computer and telephony technologies to provide its customers with rapid, secure and reliable transportation and storage of digital data. The Company provides customers with a choice of solutions for their data transportation and workflow needs, ranging from a turn-key, single source solution for high-volume data requirements to solutions for subscribers having less intensive data requirements. The Company focuses its software development, service, sales and marketing efforts on vertical markets within targeted industries by providing services and products specifically tailored for an industry sector, "Industry Smart(TM)" applications, which serve to improve a customer's productivity and output under a simple, monthly fee and usage pricing plan that requires no up-front capital investment by the customer. The WAM!NET Service connects customers and trading partners within an industry, thereby implementing the Company's Industry Smart approach. The Company's applications combine rapid, secure data transportation services with industry specific software applications that allow remote users to work together, eliminate production deadlines imposed by courier schedules, eliminate delays and copying errors associated with the transportation of physical media (such as disks or tapes) and permit access to and use of the Company's remote storage and retrieval services.

     The Company has initially capitalized on the growing need to transmit data in the Graphic Arts industry. The Company believes that the WAM!NET Service is achieving wide acceptance among leading firms within the Graphic Arts industry. This acceptance will in turn encourage other industry participants with whom such firms share digital information (their "workflow community of interest") to subscribe to the WAM!NET Service.

     Since March 1996, when the Company first commercially released and commenced marketing the WAM!NET Service to the Graphic Arts industry, the Company has a customer base of more than 1,450 customer locations. In November 1997, the WAM!NET Service received an award from the Graphic Arts Technical Foundation (an independent trade association) for developing the product or service that will most likely change the manner in which the Graphic Arts industry conducts business. WAM!NET customers include Graphics Arts industry leaders such as Time Inc., RR Donnelley & Sons Company ("RR Donnelley"), Quad Graphics, The Walt Disney Company ("Disney"), J.C. Penney Company and Fox Broadcasting Company ("Fox Broadcasting"). The WAM!NET Service was released in the United Kingdom during the fourth quarter of 1998.

     The Company has also developed and released to its Graphic Arts customers advanced software applications, such as an on-line "Customer Information System" ("CIS") that includes digital job tracking and a billing system, and WAM!PROOF(R), an application enabling remote proofing. The WAM!PROOF(R) service was commercially released in the second quarter of 1998. The WAM!BASE(R) service, a remote data archiving, retrieval and distribution system, was commercially released to the printed catalog division of Sears and four of its primary vendors on November 1, 1998, and is expected to be released nationally in the second quarter of, 1999. The WAM!NET Service was also released in the United Kingdom during the fourth quarter of 1998.

     The Company's diversified product line addresses the requirements of customers exchanging data with workflow partners, regardless of the volume of data transmitted or stored. In addition to the Company's current single source, turn-key solution for data-intensive customers, the Company has developed software applications which permit access to the WAM!NET Service by customers with lower data volume requirements. The first such application is a fifth generation graphical user interface, Transmission Manager, which provides worldwide access to the Company's redundantly interconnected proprietary purpose-built network hubs ("Distribution Hubs") via leased high-bandwidth telephone circuits (the "WAM!NET Network"). The dial-up version of Transmission Manager utilizes ISDN telephone circuits and was released in March of 1999.

     The Company intends to continue its strategy of providing Industry Smart solutions for vertical markets requiring mass transport and storage of digital data beyond the Graphics Arts industry. The Company has created two new business units, WAM!NET Entertainment and WAM!NET Medical, to develop and market Industry Smart network services and applications for the entertainment and medical industries. In particular, the Company is developing Industry Smart solutions to address the video data transportation and storage and related workflow needs of the entertainment industry and is also considering applications for its WAM!NET Service for the transportation, storage and retrieval of medical images and data for use by the medical industry.

RECENT DEVELOPMENTS

 .  SGI Investment. On March 4, 1999, the Company consummated the "SGI
   Investment," a transaction with Silicon Graphics, Inc. ("SGI"), which provided for an equity investment by SGI of $75.0 million and the establishment of certain strategic relationships between the Company and SGI, including a preferred provider relationship pursuant to which the Company will be able to purchase hardware, software and services from SGI based on SGI's most favored pricing models. In addition, SGI will also act as sales agent for the Company's products in the entertainment industry. The Company believes that the SGI Investment will provide many strategic benefits, including:

     - a networking and storage partnering relationship with an established industry leader;

     - access to a powerful new distribution channel for the WAM!NET Service, including premier accounts in the entertainment industry; and

     - the ability to partner with SGI's professional services group on large, multi-year, multi-site deals which require customization and involve complex implementation.

 . Global Infrastructure Expansion. Building an international network to provide trans-Atlantic, trans-Pacific and intra-European connectivity was one of the Company's primary goals in 1998. At the beginning of 1998, the Company had 16 Distribution Hubs and two network operations centers ("NOCS") in North America. During 1998, the Company added nine Distribution Hubs in North America, seven in Europe, and one in Asia (Tokyo). The Company has also added a third NOC in Brussels, Belgium, to support the Company's European expansion.

 . Network Traffic Growth. As the Company has grown its installed base of customers to over 1,450, the data traffic traveling over the WAM!NET Network has increased more than six-fold in 1998 compared to 1997. During October 1998, the Company posted its first month of billable network traffic greater than two terabytes (1 terabyte = 1 thousand gigabytes = 1 million megabytes), up from 0.9 terabytes in January, 1998. Traffic for the month ended February 1999 totaled 2.5 terabytes.

 .  International Market Expansion. On March 13, 1998, the Company acquired 4-
   Sight Limited, a private limited company incorporated under the laws of England and Wales ("4-Sight"), which was subsequently integrated into Wam!Net Limited, a wholly-owned subsidiary of the Company ("WAM!NET U.K."). With the acquisition and integration of 4-Sight Limited into WAM!NET U.K., the WAM!NET Service is being introduced in Europe and Japan. The Company is utilizing WAM!NET U.K.'s existing distribution infrastructure in these regions to convert the previous 4-Sight Limited business from selling software and hardware bundles to selling WAM!NET service contracts. The Company believes it can convince the more than 30,000 WAM!NET U.K. software users to upgrade to the WAM!NET Service. In September 1998, the WAM!NET Service was launched in the U.K., followed by Germany, the nations of the Benelux region and Scandinavia in October and November 1998. In September 1998, the Company and Hermstedt AG, the leading manufacturer of ISDN card equipment in Germany, announced a joint, global marketing and promotion campaign for the WAM!NET Service and Hermstedt hardware. The Company believes that this will enable it to address Hermstedt's 50,000 installed customer base and provide an opportunity to present those customers with the WAM!NET Service. Additionally, in September 1998, WAM!NET entered into a co-marketing agreement with Deutsche Telekom AG to provide the WAM!NET Service to Deutsche Telekom customers in Germany. The combination of these two co-marketing agreements, with the leading ISDN equipment manufacturer and telephony services provider, respectively, places the Company in a strong position to address the German market.

 . Greater Network Accessibility. The release of Transmission Manager will provide a common user interface for both high and low data volume customers and will enable WAM!NET U.K. customers (more than 30,000 worldwide) to upgrade to this product and connect to the WAM!NET Network. The Company's goal is to digitally connect both high and low volume customers through the WAM!NET Network worldwide beginning in early 1999. Increasing the number of customers, both large and small, significantly increases the value of the WAM!NET Network and product offerings. Transmission Manager was released in March of 1999.

 . WAM!BASE. Sears' printed catalog division and four of its primary vendors became the Company's first commercial WAM!BASE service customers on November 1, 1998, following a six month beta test. During the beta test, the amount of data being moved over the WAM!NET Network resulting from digital images being loaded into the WAM!BASE application grew from an average of three gigabytes per month per customer to over 150 gigabytes in one month for one of the primary vendors. During 1998, the Company also developed an innovative distribution channel made up of "Digital Asset Management" ("DAM") firms who will market the WAM!BASE service to their client base in the Graphic Arts industry. In the third quarter of 1998, the Company signed-up over 35 DAM distributors as part of the Company's "MasterMind" channel. The WAM!BASE service is expected to be released nationally in the second quarter of 1999.

 . Entertainment Industry. In February 1999, WAM!NET's entertainment group began offering its entertainment customers the WAM!NET Service and a compressed video viewing application. The Company expects its initial focus to be on selling existing WAM!NET transportation and storage service to the post-production market connecting post-production facilities with advertising agencies for the delivery of review quality video during the television advertisement creation process. Additional segments, including network clearance for television advertisements, large data file transfer and storage applications and video on demand are also being targeted. The Company expects that this opportunity will be further expanded and leveraged by WAM!NET's relationship with SGI and will target higher bandwidth transport applications, video storage and distribution and rendering applications.

MARKET OPPORTUNITY

     The Company believes that the increasing digitalization of work product and workflow in data intensive and time sensitive industries is driving the demand for managed, secure and reliable electronic data transportation and archiving services. Based on information derived from independent studies, the Company believes that the Graphic Arts industry will spend approximately $10.0 billion between 1998 and 2000 on the digitalization of its production and printing process, ranging from computer publishers investing at the desktop level to commercial printers investing in computer-to-plate ("CTP") technology, which facilitates a fully digital work product. Despite this movement toward the digital transport and storage of data, many companies continue to use overland or air courier services to deliver magnetic tape or optical disk copies of data to others who desire access to such data due to the lack of reliable, cost effective electronic transport mechanisms. This non-digital step results in a method of transporting data which can both significantly lengthen production cycle time and lead to possible errors. The same fundamental issues exist in the movie, television and entertainment industry and in medical imaging. The Company believes the current potential market for managed digital data transportation and asset storage services is $4.3 billion and $2.3 billion, respectively, in the Graphic Arts industry, and $1.8 billion and more than $10.0 billion, respectively, in the entertainment industry.

     The Company believes that existing electronic means for transporting large digital data files have proven to be ineffective and/or prohibitively expensive for most companies. Large files may take up to several days to transport using the Internet or the fastest standard telephone modems (56,000 bps) and may lose significant quality in transmission. The use of the Internet and standard telephone modems can also lead to other significant disadvantages, most notably high telephone usage charges and a lack of security, accountability and reliability of transmission. Other dedicated technologies, such as point-to-point telephone lines, offer more speed than the Internet (which is not managed) or a standard telephone modem, but at a significantly higher cost. Such technologies may also lead to data degradation and integration obstacles. Large data files can be transported reliably in minutes over dedicated point to point telephone lines (such as DS1 and DS3 lines); however, the substantial equipment necessary at each dedicated connecting point and the sizable costs of leasing a dedicated point to point telephone line makes this means of transport uneconomical for most companies transporting large data files.

COMPETITIVE ADVANTAGES

     The Company believes it is uniquely positioned to meet the growing need for a cost-effective and reliable means of electronically transporting, storing and retrieving digital data based on the following competitive advantages:

 . Purpose-Built Network. The WAM!NET Service allows customers to move large data files via the WAM!NET Network, a global network that integrates the Company's Industry Smart software applications with a purpose-built network of Company-owned Distribution Hubs. The Distribution Hubs are interconnected redundantly with high-bandwidth leased telephone circuits. The Company currently maintains 33 Distribution Hubs, located in 23 major U.S. and Canadian cities as well as in London and Manchester, England; Paris, France; Amsterdam, The Netherlands; Stockholm, Sweden; Frankfurt, Hamburg and Munich, Germany; Brussels, Belgium; and Tokyo, Japan. The Company operates three mirrored NOCs in Minneapolis, Las Vegas and Brussels through which it monitors all data transmission on a 24 hour a day, seven day a week basis. The Company believes that the WAM!NET Network provides reliable and secure data transmission with guaranteed delivery and no degradation in quality.

 . Diversified Solutions. The Company offers its customers a choice of solutions based on their particular needs. For example, the Company provides each data intensive subscriber with all of the hardware, software, transmission facilities and management services necessary to use the WAM!NET Service. Installation of the service, which is performed on behalf of the Company by national service providers, consists of connecting data intensive customers to the nearest Distribution Hub through a Company-owned network access device and an appropriate communications link (such as T1, ISDN, frame relay, SMDS, ADSL or other suitable facility) matched to the customer's transfer speed and throughput requirements. The WAM!NET Service is designed for ease of use, with a point and click e-mail type interface and a simple "pay by the megabyte" pricing model. The WAM!NET Service can also be accessed remotely by less data-intensive customers, through a dial-up connection to the WAM!NET Network. The Company's strategy is to offer customers the WAM!NET Service at rates competitive with overland and air courier services furnished on an annual or multi-year subscription basis. There is no up-front capital investment by the customer, who is charged based on a minimum monthly usage fee and volume of data sent per transaction.

 . Industry Smart Applications. The Company collaborates with leading participants in its target markets and designs software applications addressing industry-specific workflow requirements. These Industry Smart applications, combined with the guaranteed delivery of the WAM!NET Service, allow work partners in separate locations to collaborate digitally in real time. The WAM!PROOF application allows customers to directly output across the WAM!NET Network to remote locations, thereby eliminating the need to deliver physical proofs by overnight courier. The WAM!BASE application allows users to store and retrieve data, eliminating the need for redundant archives and shrinking work cycle time by providing more immediate remote access to desired data files.

 . Customer Support and Customer Information System. The Company has implemented extensive customer service functions, including customer support technicians who are available 24 hours a day, seven days a week, who are trained extensively in the Company's service offerings and who understand the industry-specific workflow of the Company's customers. The CIS allows customers to view data files, verify account information and check the status of transactions on-line, as well as to log help requests. The Company also provides its customers itemized information regarding the size, cost, and destination of each "shipment" that may be electronically imported directly into the customer's own accounting system. This information facilitates capturing of project-specific costs and billing of services on a job-by-job basis.

 . First to Market Advantage. By being the first to market a managed, high-speed digital data delivery network with Industry Smart applications, the Company believes it is becoming the industry standard in the Graphic Arts industry and is positioned to become the industry standard in its other target industries. The Company has found that industry leaders such as Time, Inc., RR Donnelley and World Color, each of which were early WAM!NET Service customers, actively encourage their workflow partners to subscribe to the WAM!NET Service to increase workflow efficiencies. Potential entrants into the managed digital data delivery field would need to deploy a global, purpose-built network integrated with customized value-added applications, and simultaneously convert industry leaders and their workflow partners, more than 1,450 of whom already subscribe to the WAM!NET Service. Current customers of the WAM!NET Service include 14 of the 20 largest publishers, 12 of the 20 largest printers, 17 of the 20 largest advertising agencies, and 14 of the 20 largest pre-press graphic arts agencies in the U.S., as well as the corporate marketing communications departments of many U.S. corporations.

 .  Strategic Relationships with MCI WorldCom and SGI. Both MCI WorldCom, Inc.
   ("MCI WorldCom") and SGI have made strategic investments and created alliances with the Company. MCI WorldCom provides telecommunication and other services to the Company on a non-exclusive basis. The Company anticipates that its relationship with MCI WorldCom will enable it to access the worldwide infrastructure, sales and marketing work force, telephony technologies, high bandwidth carrier service and other services of MCI WorldCom and its affiliates, including UUNet. In addition, in connection with SGI Investment, the Company and SGI have entered into a preferred provider relationship pursuant to which the Company will purchase hardware, software and services from SGI based on SGI's most favored pricing models, and SGI will act as sales agent for the Company's products in the entertainment industry.

BUSINESS STRATEGY

     The Company's objective is to become the leading provider of enhanced, managed digital data delivery and archiving services to industries comprised of participants requiring high-speed digital access to shared data. WAM!NET's strategy to achieve this objective and to build a long-term sustainable competitive advantage is to:

 . Increase its Customer Base to Create Critical Mass. The Company's sales and marketing strategy has been designed to rapidly penetrate its initial target market, the Graphic Arts industry. Elements of this strategy include: (i) creating the WAM!NET Service as a turn-key, single source service solution;
   (ii) implementing an easy to understand "pay by the megabyte" pricing model, eliminating the need for any capital investment by customers; (iii) designing aggressive advertising, trade show attendance, event marketing and direct selling to drive trials, including introductory product trials for industry leaders; (iv) building a direct sales force to target leading industry participants who, in turn, encourage their workflow partners to subscribe to the WAM!NET Service; and (v) implementing programs in which large receivers of data (e.g., printers) promote and market the WAM!NET Service, along with the WAM!NET direct sales force, to customers and workflow partners. As the Company increases its number of installed customer locations and as its customers increase the number of workflow partners with whom they exchange data, the amount of data transmitted through the WAM!NET Service is expected to increase exponentially.

 . Apply Industry Smart Network Model to Other Industries. The Company believes that the WAM!NET Industry Smart network model can provide the benefits and advantages it offers the Graphic Arts industry to other industries with similar data transportation, storage and retrieval requirements. Some of the Company's entertainment industry prospective customers, such as Fox Broadcasting and Disney, currently subscribe to the WAM!NET Service for their Graphic Arts-related needs. Through its relationship with SGI, the Company will continue to develop Industry Smart applications and sales and marketing strategies suitable to the entertainment industry. The Company is also collaborating with industry leaders in the medical imaging industry to develop and implement Industry Smart applications in connection with marketing to that industry.

 . Maximize WAM!NET Network Accessibility. The Company's product line is designed to maximize customer access to the WAM!NET Service worldwide, regardless of the volume of data to be transmitted or stored. While data-intensive customers may be connected to the WAM!NET Service through a single source, turn-key solution utilizing a Company-owned network access device and an appropriate communications link matched to the customer's requirements, lower data-intensive customers may access the WAM!NET Service remotely through the currently available dial-up version of Transmission Manager or through wireless technologies. The Company is presently testing and expects to provide access to the WAM!NET Service through the Internet during 1999.

 .  Drive Utilization Through Value-Added Services and Volume Discounts. The
   Company believes that Industry Smart applications, such as the Customer Information System, the WAM!PROOF service, the WAM!BASE service and compressed video viewing, will provide significant benefits to its customers and stimulate increased usage of the WAM!NET Service. The Company also offers volume discounts and a variety of promotional programs for industry leaders to induce customers to connect with their trading partners and send increasingly large volumes of data traffic across the WAM!NET Network. The combination of additional customers and increased utilization of the WAM!NET Network is expected to lower the Company's average network cost per subscriber.

 .  Expand and Enhance Infrastructure and Develop Worldwide Capabilities. The
   Company intends to invest in resources and systems to ensure that the Company's operating infrastructure and support services provide its subscribers with optimal digital connectivity with guaranteed performance at competitive rates. Primarily through its acquisition of 4-Sight, the Company is currently expanding into parts of Europe and Asia for the purpose of providing its customers with desired international connectivity. The Company has expanded the WAM!NET Network into seven countries beyond the U.S. and Canada, with Distribution Hubs in London and Manchester, England; Frankfurt, Hamburg and Munich, Germany; Paris, France; Amsterdam, the Netherlands; Stockholm, Sweden; Brussels, Belgium; and Tokyo, Japan. During 1999, the Company expects to further develop its international service infrastructure by providing installation and customer support via third parties, expanding local sales and distribution relationships and establishing additional Distribution Hubs and regional NOCs in selected countries. The Company released Transmission Manager(R), the fifth generation software application developed by the newly integrated Company and WAM!NET U.K. applications and network engineering departments, on March 1, 1999 which will permit less volume intensive customers to gain remote access to the WAM!NET Network. The Company believes that WAM!NET U.K.'s more than 30,000 customers in 42 countries are prime candidates for the Transmission Manager application. The

   Company is transitioning WAM!NET U.K.'s existing distribution infrastructure in Europe and Japan from selling software and hardware bundles to selling WAM!NET Service contracts. By utilizing WAM!NET U.K.'s infrastructure and investment, the Company believes it has reduced the time that it would have taken to enter certain international markets by at least twelve months. The Company may also establish its international presence through other acquisitions, joint ventures or other similar business transactions.

 . Reduce Costs and Improve Operating Margins. The Company seeks to reduce costs and improve operating margins by (i) spreading the cost of installing and operating the WAM!NET Network over a large base of customers; (ii) designing the network to use more expensive hub equipment in a few national and regional operational centers and less expensive equipment at each customer site; (iii) deploying the dial-up version of the Transmission Manager application ("On Ramps") for less volume intensive customers; (iv) pursuing programs to reduce the costs of capital equipment, including obtaining mass purchasing discounts for network infrastructure and customer premises equipment; (v) utilizing network management tools to optimize existing and planned network capacity as volume increases and traffic patterns begin to emerge; (vi) deploying new, lower-cost last mile local loop technologies to connect customer sites to Distribution Hubs, including wireless technologies and remote dial-up capabilities; and (vii) deriving other incremental revenue from value-added services such as the WAM!BASE service, which can be delivered over the existing WAM!NET Network infrastructure. The Company also expects its operating margins to improve as a result of anticipated cost reductions associated with increasing competition in both the local and long distance markets.

TARGET MARKET OVERVIEW

     The WAM!NET Service has been designed to support a community of interest among interdependent participants in time sensitive and data intensive industries with highly collaborative workflows. The Company is currently providing its services to the Graphic Arts industry, and is beginning to market the WAM!NET Service to other communities of interest with similar data transportation and archiving needs as those found in the Graphic Arts industry, including the entertainment and medical imaging industries. The Company intends to apply its business strategy to these other industries by capitalizing on the network, operations, service, application engineering and sales/marketing infrastructure already developed by the Company and by developing and offering Industry Smart applications that are tailored to the workflow requirements of those industries.

     Graphic Arts. The Graphic Arts industry is comprised of printers, pre-press production firms, advertising agencies, publishing firms, graphic artists and list management firms who design, prepare and produce printed materials. Based on industry information and research performed for the Company, the Company estimates the total potential size of the managed data delivery service and the digital asset storage markets for the Graphic Arts industry in the United States to be $4.3 billion and $2.3 billion, respectively. The Company's estimate of the number of potential sites in key segments of the Graphic Arts industry is outlined below, based on information contained in industry research reports.

                POTENTIAL SITES BY MARKET SEGMENT AND FIRM SIZE

                                                     LARGE        MEDIUM         SMALL         TOTAL
                                                     -----        ------         -----         -----
    Printers(1)..................................    1,088         4,169          64,830        70,087

    Pre-Press(1).................................      108           427           4,584         5,119

    Publishers(2)................................      597         3,031          39,522        43,150

    Ad Agencies/Graphic Designers(3).............    1,615        10,742          68,478        80,835

    Corporate Communications(4)..................    2,402         5,405         112,294       120,101

    List Management(4)...........................      103           231             649           983
                                                     -----        ------         -------       -------
      Total Sites................................    5,913        24,005         290,357       320,275
                                                     =====        ======         =======       =======

_______________
(1) Large, medium and small means having at least 100, at least 25 but less than 100 or less than 25 employees, respectively.
(2) Large, medium and small means having at least 250, at least 50 but less than 250 or less than 50 employees, respectively.
(3) Large, medium and small means (i) advertising agencies having at least 100, at least 25 but less than 100 or less than 25 employees, respectively; and
    (ii) direct mail advertising, commercial photography and graphic art design firms having at least 25, at least 5 but less than 25 or less than 5 employees, respectively.
(4) Large, medium and small means having at least 25, at least 5 but less than 25 or less than 5 employees, respectively.

     The materials created and printed by the Graphic Arts industry include books, magazines, newspapers, catalogues, circular advertisements, billboard advertisements, marketing materials, brochures, packaging and multi-media materials. According to industry data, approximately 50% of content in the Graphic Arts industry is currently created in a digital format using specialized software applications such as Adobe PhotoShop(R) and QuarkXpress(R), and by the year 2000, more than 64% of the Graphic Arts industry is expected to be using digital page/imaging software. File assembly and printing preparation activities are also becoming digital with the increasing use of digital scanners and cameras. Analog images, including photographs, can now be easily scanned and digitally incorporated into the production process. Additionally, adoption of CTP technologies by large- and medium-sized printers facilitates a fully digital workflow throughout the entire creation and printing process.

     The digitalization of the printing process has resulted in the need for both higher bandwidth connectivity to move data intensive printing jobs through the print production process and for storage solutions which provide asset management capabilities and collaborative access to the stored digital assets. Today, the majority of work files are stored on magnetic or optical disks and transported via local or overnight couriers, such as Federal Express and United Parcel Service. The Company anticipates that large portions of data will increasingly be delivered via digital networks, driven primarily by the need to compress time schedules and reduce production costs. The Company expects that once market leaders and other influential participants in these industries become significant users of managed data delivery services, other industry participants will follow in an effort to remain competitive.

     The Company believes it is well positioned to take advantage of the following factors, identified by industry research reports, which indicate that between 1996 and the year 2000: (i) the percentage of print jobs transferred across networks will quadruple, representing over 40% of all print jobs and two thirds of print job revenue; (ii) more than 50% of all publishing workflow and more than 60% of all creative services workflow will be conducted almost entirely over networks; (iii) businesses with the equivalent of T1 wide area connectivity will increase 5 times; (iv) manufacturers will integrate CTP equipment creating a total digital pre-press workflow; (v) high resolution digital cameras will be affordable for most Graphic Arts users; and (vi) most medium to large printers and pre-press firms will offer digital content management services to support re-purposing of digital data into other products.

     Entertainment Industry. The entertainment industry, which in terms of data transport needs is similar to the Graphic Arts industry, provides another potential community of interest for the expansion of the WAM!NET Service. This industry consists of many subsectors, including television and radio advertising, feature films, broadcast, cable and satellite video, high-definition television, home video, video games and video applications on the Internet. An adjunct market to the entertainment industry is the distance learning market, which includes corporate (training, marketing and communications) and educational distance learning. Each of these subsectors is moving away from traditional analog media, such as film, photographs and other physical media expression, and toward digital media. Digital tools previously available only to large media customers (such as television networks and major film studios) are now widely available to the entire industry. The Company believes the WAM!NET Service will be attractively priced for a wide spectrum of customers, including the independent contractor/artist, small to large production and post-production studios and global media conglomerates.

     In contrast to the Graphic Arts industry, however, which involves the creation of static or still imagery, the entertainment industry principally produces motion imagery coupled with digital audio. As a comparison, the range of data transmission requirements varies to a much greater extent. While some applications involve the transport of compressed video many involve the transport of uncompressed video and HDTV. For comparison, an uncompressed 30-second television advertisement is comprised of approximately 40 times the amount of digital data found in a typical full page magazine advertisement. The Company believes the WAM!NET Network is capable of accommodating the high-speed data transfer rates necessary to transport motion imaging in the entertainment industry.

     The Company's initial entry into the entertainment industry is focused on connecting post production facilities with advertising agencies to transfer compressed television advertisements for review purposes during the advertisement production cycle. Review quality work is typically transported via couriers and disk. The Company believes that by using the WAM!NET Service, companies will be able to reduce their advertisement production cycles by several days. In addition, network clearance applications are also being pursued. The network clearance process involves sending compressed version of completed advertisements to the various network clearance groups for their approval to air advertisements. Additionally, the large data transport and video storage and retrieval represents a dynamic opportunity for the WAM!BASE service and compressed video viewing and is expected to drive the rapid growth of this business unit. Both of these opportunities will be pursued jointly with SGI.

     Medical Imaging. The emergence of digital imaging in the medical industry has created another community of interest with potentially promising applications for the WAM!NET Service. The increasing availability of advanced computer technology combined with continued pressures to contain health care costs is resulting in significant portions of the medical imaging workflow being completely digitalized, including output from medical scanning equipment such as Computed Tomography ("CT") and Magnetic Resonance Imaging ("MRI") devices. These devices capture and display patient data in digital formats, generating data files often in excess of 35 megabytes per file.

     The Company has identified multiple steps in the medical imaging workflow process which may effectively be addressed by the WAM!NET Service. For example, radiologists and other healthcare professionals who examine the output generated by CT and MRI devices are often located in facilities separate from the facilities where the digital images are created. Furthermore, the increasing prominence of health maintenance organizations and other provider alliances, where member patients can go to any facility within the provider's network, may require an increased ability to retrieve and transport medical data between physically separate facilities. Currently, most files are either printed to film or copied to optical disks and then physically transported via courier services between facilities. In cases where digital images are printed to film, healthcare professionals lose the ability to do real time reads of the images. Current methods of storing medical images also present file transportation and storage problems. Analog files need to be manually located, copied and couriered to the healthcare professional for examination. It is estimated that 10%-25% of images stored in a non-digital film format are not readily accessible when needed and often lost entirely. Digital file storage is emerging as an option, but optical disks still need to be located, copied and then transported to remote sites.

     As a result, hospitals are beginning to explore real-time remote imaging and archiving creating efficiencies by, for example, allowing radiologists to collaborate more effectively. As documented in the January 1998 Journal of Diagnostic Imaging, Hammersmith Hospital in London, England, found that the change from hardcopy to digital archiving reduced staffing requirements by eight positions, saved an estimated $0.7 million per year, and increased workload by 4,500 exams per year without adding additional radiologists. The Company believes the industry will need to eliminate multiple archives to adopt full digital implementation and provide affordable long-term on-line storage.

     The Company believes that medical service providers, particularly those of substantial size or that span a number of separate facilities, have significant medical imaging requirements. The Company is presently conducting a pilot project of the WAM!NET Service with two medical facilities that are transporting and retrieving medical images through the WAM!NET Network. The WAM!NET Service has been configured to comply with Digital Imaging and Communications in Medicine ("DICOM") industry standards for compatibility with medical imaging equipment which are the industry accepted standards utilized by major medical imaging equipment manufacturers in the domestic healthcare industry. If and when WAM!NET Service is offered for treatment or diagnostic purposes, it would be subject to regulation by the Food and Drug Administration.

WAM!NET U.K. BUSINESS

     On March 13, 1998, the Company acquired 4-Sight, which was subsequently integrated into WAM!NET U.K. (the "4-Sight Acquisition"). WAM!NET U.K. is a provider of data transmission software and related products and applications targeted to the Graphic Arts industry, primarily utilizing ISDN lines, with particular emphasis on European, Asian and North American markets and is engaged primarily in software development and distribution on a global basis through resellers. As a result of the Company's acquisition of WAM!NET U.K. and the companies' shared resources and facilities,

WAM!NET U.K. is currently able to provide certain managed network services related to delivering files. This is accomplished by modifying its software applications to allow access to the WAM!NET Network. The software user is generally responsible for all software and hardware installation, procuring an ISDN telephony connection and verifying the integrity of their files being sent over a public network infrastructure. By exploiting the synergies in coupling 4-Sight's data transportation software with the Company's managed, network infrastructure the Company has been able to achieve broader market coverage in the Graphic Arts industry by combining WAM!NET U.K.'s international presence and penetration of the lower volume user market with the Company's domestic presence and penetration of the higher volume user market. At December 31, 1998, WAM!NET U.K. had a customer base of more than 30,000 customer locations, including 3,000 sites in the United States, prior to its acquisition by the Company.

     WAM!NET U.K.'s products have been designed to work with public ISDN telephony infrastructures used widely in Europe and Japan and to a lesser extent in the United States. WAM!NET U.K. has formal sales agreements with resellers who distribute WAM!NET U.K.'s products in 19 countries. WAM!NET U.K.'s software products are installed at over 12,000 sites in the United Kingdom, where the Company estimates it has a 90% market share in the Graphic Arts market segment. Key users of WAM!NET U.K. software in the United States include Xerox Corporation ("Xerox"), Ogilvy & Mather Worldwide, Inc., McCann-Erickson and the National Geographic Society.

     Key Benefits from the 4-Sight. Acquisition.   The Company has realized
multiple benefits from the 4-Sight Acquisition including:

 .    Providing Additional Network Access. WAM!NET U.K.'s software applications have been modified to allow access to the WAM!NET Network. New versions of WAM!NET U.K. software can be introduced which are WAM!NET Service compatible and can be used to send to and receive data from other WAM!NET locations. The Company believes this will significantly improve its ability to attract and retain customers at the lower end of the market segment where ISDN lines are most common. The Company has achieved broader market coverage in the Graphic Arts market by combining WAM!NET U.K.'s international presence and penetration of the lower volume user market with the Company's domestic presence and penetration of the higher volume user market. In addition, many of the Company's current customers have workflow partners who use WAM!NET U.K. software. Modifying WAM!NET U.K. technology has allowed WAM!NET U.K. customers to transmit data to WAM!NET Service customers with whom they require periodic data exchange and thereby increase traffic over the WAM!NET Network.

 .    Facilitating WAM!NET U.K. Customer Upgrades. WAM!NET U.K. software upgrades that are WAM!NET Service compatible are marketed to existing WAM!NET U.K. customers and bundled with WAM!NET Service contracts. In addition, the Company could potentially re-provision local loop ISDN lines for the current WAM!NET U.K. customer base or upgrade higher traffic sites to network access devices.

 .    Accelerating International Expansion. WAM!NET U.K. has already invested in developing distribution channels in the United Kingdom, Germany, the nations of the Benelux region, Scandinavia and Japan, and has plans to expand distribution capabilities in France and other Asian markets. The Company has greatly benefited from the formal working relationships WAM!NET U.K. has developed with dealers, by the people it employs to manage dealer relationships in these international markets and by the working knowledge WAM!NET U.K. employees have developed regarding unique business practices in these international markets. The Company believes that it can utilize WAM!NET U.K.'s existing distribution infrastructure and investment to bundle the WAM!NET Services with new versions of WAM!NET U.K.'s transmission software, such as Transmission Manager. By utilizing WAM!NET U.K.'s infrastructure and investment, the Company has reduced the time that it would have taken it to enter certain international markets by nine to twelve months.

 .    Accelerate Development Activities. WAM!NET U.K. has invested significant resources to build software development competencies in data transmission user applications. In addition, WAM!NET U.K. has developed capabilities to localize its software applications for use in specific international markets including the French, German, Benelux and Japanese markets. These capabilities may augment the Company's development staff and help increase application development staffing expertise.

PRODUCTS AND SERVICES

     The WAM!NET Service. To send or receive a data file over the WAM!NET Network, a customer uses a proprietary software program designed and furnished by the Company. High volume customers use proprietary software-driven network access devices to access the WAM!NET Network, while lower volume customers use Transmission Manager. Whether the customer accesses the network remotely or by using a network access device, the WAM!NET Service appears as an icon on the customer's desktop, like a multi-layered e-mail or fax application. Clients can use the application to manage an address book of WAM!NET users with whom they both send and receive packages of files and to set application default parameters. To send a package, the user "highlights" and "drags" a file to the appropriate address which appears across the top of the user interface. Once a file is dropped onto an address tile, a packing slip is automatically opened and the user is prompted to fill out basic packing slip information. Additional files can be added to the package to be included in the transmission. Similarly, additional sites can be identified for simultaneous package delivery. The user then selects the send button and the package is automatically delivered to the user's network access device for processing, coding and routing. Once a package has been delivered to a network access device, the package will be transported regardless of whether the sending or receiving computer is operating. If the destination computer is unavailable, the package will be held for delivery until the destination computer becomes available to receive the file. Unlike a dial-up network, where both computers need to be on and available at either end or there will be a busy signal, the WAM!NET Service store and forward function holds the file in transit until the file can be delivered. To receive a package, customers are prompted on screen to view packages that have been received by their network access device. Files can be transferred from the network access device to the client's local area network ("LAN") either by dragging and dropping files from the network access device icon to the local network or by using a file retrieval menu.

     The WAM!NET Network can also be accessed remotely by Transmission Manager. This software allows current users who upgrade to the new software as well as new subscribers to utilize WAM!NET's range of services without the use of customer premise equipment.

     Each transaction over the WAM!NET Service is tracked and accounted for as an individual "shipment" of data. On a monthly basis, the Company furnishes its customers with an invoice summarizing the customer's WAM!NET Service use and charges. If requested by a customer, the Company will also deliver to such customer an electronic data file over the WAM!NET Service that contains itemized information regarding the size, cost and destination of each shipment as well as information regarding other services used by the customer. This data file may be imported directly into the customer's own accounting system, providing what the Company believes to be a valuable service for customers who need to capture costs and bill for services on a job-by-job basis.

     Customer Care and the Customer Information System. The Company has implemented extensive customer support functions, including customer support technicians available 24 hours a day, seven days a week. These technicians are trained to understand the Company's product and service offerings, and the industry specific workflow of the Company's customers. Customer support technicians routinely answer customer questions concerning product functions, update address books, handle upgrade requests, and resolve product use issues. In addition, customer calls are logged into call management software for tracking and analysis purposes.

     The Company's CIS application allows customers to verify account information and check the status of their transactions on-line. The CIS appears as an icon on the customer's computer desk-top. When activated, the CIS accesses a menu which provides the customer with several options, including viewing packages, viewing account information or logging a help request. The "view packages" option allows customers to view sent and received package activity for user definable time periods between one hour and 90 days. This option also provides key transmission statistics for each package sent or received including date, time, size, content and file type. The account information option allows customers to view relevant account information, including billing information, site contact names and phone numbers and also enables customers to update account information on-line. The "help" option allows customers to log a help request by e-mailing questions or requests directly to the Company's customer support group.

     WAM!PROOF. The Company has developed an application, the WAM!PROOF application, which allows customers to directly output across the WAM!NET Network to proofing devices located at remote locations. The WAM!PROOF service was released in the second quarter of 1998. Proofs, which are physical representations of printed output, are created throughout the production process at major check points. Because workflow participants are often located in geographically diverse locations, proofs have historically been printed and delivered by overnight couriers to remote participants. WAM!PROOF application enables customers to print proofs in geographically diverse locations as if they were printing to a workflow participant on their LAN, thereby reducing turnaround times and creating workflow efficiencies. The Company has collaborated with leading manufacturers of printing/proofing devices to ensure compatibility with the WAM!PROOF application. "WAM!PROOF Ready" printing/proofing devices include devices made by Canon, Inc., Hewlett Packard Company ("HP"), Ambition Corp., Eastman Kodak Company, Tektronix, Inc. and Xerox. Heavy users of the WAM!PROOF service often generate 100% more traffic per month than before their use of the application.

     WAM!BASE. The Company has also developed a wide area data repository service, the WAM!BASE service, which provides WAM!NET Service users access to a remote data archive and allows them to store, retrieve and manage data on a per-megabyte cost basis. The first customer to use the WAM!BASE service, Sears, completed beta testing and began commercial usage of the WAM!BASE service on November 1, 1998, and the WAM!BASE service is expected to be released nationally in the second quarter of 1999. The ability to manage and access digital assets is becoming significantly more challenging due to increasing digitalization in the Company's target industries. The implementation of a workable and cost-effective data management solution requires the integration of hardware, software and networking to make data accessible to multiple workflow partners and to eliminate redundant processes and storage facilities. The implementation of such a system requires substantial investments in capital equipment, systems integration and archive management and often takes months to complete. Typical problems that can occur include inadequate scalability, high operations costs and lack of high-speed and secure network infrastructure needed to share large digital data files, all of which are eliminated through the use of the WAM!BASE service.

     The Company believes that the WAM!BASE service provides a collaborative digital asset management service that addresses significant data management and storage issues for its customers, and can potentially eliminate the need for investment in capital and archive management. Given the speed at which technology changes and the need to ensure reliable access to stored images, many participants are unwilling to make these investments. Because it has been designed to be scaleable to the needs of entire industries, the WAM!BASE service can spread infrastructure and operating costs across numerous users. The WAM!BASE service is designed to offer a turn-key archiving system that is cost competitive in relation to an individual customer's investment in a local, stand-alone archiving system. Customers send their data files over the WAM!NET Service to the WAM!BASE repository where files are stored in customer configurable libraries. Customers are charged a monthly per megabyte fee for storage. Since customers are using the WAM!NET Service to retrieve data from the WAM!BASE repository, they can obtain quick and secure access to their data.

     The WAM!BASE service provides collaborative access to stored data files. With existing systems, industry participants working on the same job often store multiple copies of the same data files because they do not have a collaborative means of sharing file access. Participants who use the WAM!BASE service and store files in their private library space, can control security access to each individual file in their library, and can change security access privileges at any time. This eliminates the need to store redundant copies of files at multiple participant sites, can shrink cycle time by providing more immediate access to important data files, and supports the job driven workflow by enabling customers to control security access to images on a job-by-job basis.

     The WAM!BASE service uses two mirrored storage facilities linked by high bandwidth data connections. The initial WAM!BASE storage centers are located in Minneapolis and Las Vegas within the NOCs already located in each city. Each storage facility is connected to the WAM!NET Network through redundant links and customer data files are stored in both locations. Customers may use proprietary software provided by the Company to upload data to the storage facilities and to browse, retrieve and forward files stored in the repository. Customers are able to restrict access to individual files, groupings of files or complete libraries of files, manage the distribution of files, and are also able to catalogue, identify and search for stored files using assigned attributes.

SERVICE CONTRACTS

     The Company believes that the WAM!NET Service is achieving wide acceptance among leading participants in the Graphic Arts industry, which in turn encourages those with whom information is shared to subscribe to the WAM!NET Service. As of December 31, 1998, more than 1,450 network access device customer locations were connected to the WAM!NET Network. As of December 31, 1998, the Company's mix of service contracts was as follows:

   SERVICE LEVEL (IN MEGABYTES PER HOUR)            # OF CONTRACTS     % OF CONTRACTS
   -------------------------------------            --------------     --------------
     40 MPH Service.............................            94                7 %

     120 MPH Service............................           724               49

     200 MPH Service*...........................            75                5

     400 MPH Service............................           459               31

     1,000 MPH Service..........................            19                1

     Other......................................           106                7
                                                         -----              ---
     Total......................................         1,477              100%
                                                         =====              ===

___________________
*Released in January 1998.

     The Company's standard WAM!NET Service contract is structured to assess charges based on the minimum throughput capability (i.e., the minimum number of megabytes per hour of the customer's data that the Company is obligated to transfer via the WAM!NET Network), the monthly minimum volume and any usage in excess of such monthly minimum volume. The pricing structure varies depending on the monthly minimum fee and on volume, with higher minimum fees and higher volumes generally resulting in lower per megabyte charges. During most of 1998, the pricing structure required each WAM!NET customer to sign a service contract for a fixed term of one to three years, at a specified location with minimum monthly fees ranging from $250 to $2,500 per month up to the specified volume. The standard service contract is automatically renewable for additional one year periods at the Company's then prevailing pricing structure, unless the customer gives notice of termination at least 60 days prior to any automatic renewal date. During the fourth quarter of 1998, the Company implemented a new three zone pricing model in the U.S. and Canada. The new pricing model maintains much of the original model's simplicity but charges higher monthly minimums outside major metropolitan areas where local loop telecommunication charges are more expensive.

     Each service contract also grants the customer a limited, non-transferable license to use the Company's proprietary software and certain other intellectual property solely in connection with the customer's use of the WAM!NET Service. Under each service contract, a customer generally agrees to pay all taxes and fees imposed by governmental authorities, to be responsible for all loss or damage to the network access device, to maintain certain insurance coverage for the network access device, to preserve the Company's ownership of the licensed intellectual property, to keep the network access device at the leased location, to return the network access device and all licensed intellectual property at the termination of the service contract, and to pay all of the Company's costs of enforcement in the event the customer breaches the service contract.

     In addition to the standard service contract, the Company also negotiates custom service contracts with large users of the Company's services. These custom service contracts generally address specific customer workflow requirements or multi-site installations and typically contain scheduled rebates and discounts based upon the number of third party trading partners who become connected to the WAM!NET Network and upon the volume of data received from those third parties. These custom service contracts also typically contain negotiated provisions relating to issues of non-infringement, indemnification and damages for breach.

     The Company has begun to offer the WAM!BASE and the WAM!PROOF service as add-on features to the WAM!NET Service. Subscribers for the WAM!BASE and WAM!PROOF service sign an addendum to their WAM!NET service contract that separately licenses the software necessary to utilize the WAM!BASE or WAM!PROOF service, as the case may be, and contains other appropriate terms. The Company furnishes the WAM!BASE software without charge to customers who agree to minimum monthly WAM!BASE storage fees. WAM!PROOF customers are charged for usage on a per megabyte basis like any other transmission over the WAM!NET Network. The Company requires a nominal one-time license fee covering the costs incurred by the Company to furnish the WAM!PROOF software. Additional WAM!BASE fees are charged to the customer for library set up and administration which is often done through an authorized third party. Additionally, the Company is evaluating digital storage of large (terabyte and petabyte-sized) entertainment industry files currently being stored on tape.

SALES AND MARKETING

     Over the course of the year ended December 31, 1998, the Company has spent significant time and resources developing and building international marketing and sales expertise. The Company's sales force has been expanded from 15 U.S. based sales people to over 150 sales and marketing people worldwide, located in major markets such as New York, Chicago, Los Angeles, Boston, Washington D.C., Minneapolis, San Francisco, Dallas, Atlanta, Denver, Seattle, Toronto, Montreal, London, Amsterdam, Hamburg, and Oslo. Originally focused on just the Graphic Arts market, the sales division also covers the entertainment industry. In addition, the Company has grown its marketing effort, which now has responsibility for the definition, commercialization, promotion, pricing and ongoing management of the Company's products and services. The marketing division is divided into three functional groups, based on customer needs and demands, including a product marketing group, a segment marketing group and communications group. The product marketing group is concerned with definition, development and integration of service products across all vertical market segments. The segment marketing group is responsible for planning, launching and coordinating ongoing marketing activities (promotions, pricing, etc.) within specific vertical market segments, including the Graphic Arts industry, the medical industry and the entertainment industry. The communications group is responsible for working with segment groups to design and create marketing materials and integrated marketing programs including direct mail promotions, brochures, advertisements, web-based marketing materials and public relations. The sales organization is also divided into specific groups, including a new sales group, an account management group, a national accounts group, an entertainment group and WAM!BASE group.

     Primary marketing and sales strategies focus on making inroads with major participants in the Company's target industries. In the Graphic Arts industry, the Company's initial sales focus was on signing large commercial printers, the final data destination in the digital workflow. Once several printers subscribed to the WAM!NET Service, the Company's sales organization sought to connect the printer's customers (pre-press firms, advertising agencies and publishers) to the WAM!NET Network using a combination of sales and marketing strategies. Such strategies include implementing promotional programs in which printers promoted and marketed the WAM!NET Service to their customers and workflow partners along with the Company's direct sales force. Similar strategies are being applied by the Company to its entertainment and medical imagery initiatives.

     In connection with the SGI Investment, the Company and SGI have entered into a strategic relationship where, among other things, SGI will act as sales agent for the Company's products in the entertainment industry.

     As more customers subscribe to the WAM!NET Service, the Company expects the rate of growth and strategic focus of its sales force to balance new site acquisition and increasing utilization from its existing customers. As a result, the sales organization may employ additional digital consultants to work with customers to help them better utilize WAM!NET services, increase their acceptance of Industry Smart applications such as the WAM!BASE and WAM!PROOF applications, and expand the circle of WAM!NET users with whom they send and receive data.

     The Company's product marketing will focus on commercializing new features and new products that are also intended to help increase the utilization of the WAM!NET Network. This will include full scale commercialization of Industry Smart applications such as the WAM!PROOF and WAM!BASE applications and the addition of new Industry Smart features into existing products, including directory services with white and yellow pages functionality, and directed billing capabilities which will enable customers to reverse bill or bill third parties for data transportation services.

     The Company has network access devices in 44 states, Canada and the United Kingdom. No single state or province accounted for more than 10% of the Company's revenues for 1998 on a consolidated basis. For the year ended December 31, 1998, the Company derived approximately 46.8% of its revenues from sales in the United States, 42.2% from the United Kingdom, 8.9% from the rest of Europe, and 2.1% from the rest of the world.

INSTALLATION SERVICES

     The Company believes its ability to deliver consistently high quality installation services will materially affect its ability to attract and retain customers. The Company, therefore, has expended considerable resources to build an installation function which coordinates and performs all aspects of service installation for the customer. When a new contract is signed, an installation project manager is assigned to manage the installation. Site surveys are completed to capture and confirm key customer information including network access device placement, appropriate service level, account information and network connectivity requirements. The project manager coordinates installation of the network access device with on-site third-party installers and the Company's circuit engineers, who test and certify connectivity and throughput between the customer's site and the Distribution Hub.

     Installation of the WAM!NET Service consists of installing a simple, graphical user interface ("GUI") on the customer's computer or LAN, connecting the customer's computer or network to a network access device, and connecting the network access device through telephone service to the nearest Distribution Hub. The Company has entered into arrangements with third-party field maintenance providers, to offer installation, maintenance and repair services on customer sites.

NETWORK ARCHITECTURE

     The WAM!NET Network is comprised of international, domestic, regional and local Distribution Hubs that are owned by the Company and interconnected redundantly with high-bandwidth leased telephone circuits. The Company currently maintains 33 Distribution Hubs, located in 23 major U.S. and Canadian cities, nine cities in Europe and one in Asia. The Company also operates three mirrored NOCs located in Minneapolis, Las Vegas and Brussels through which it manages and operates all data transport. The Company has also contracted with an independent third-party for the provision of satellite transmission services for added redundancy with respect to services provided to Time. The Company is currently negotiating to employ satellite services to add redundancy and last mile local loop capabilities to the WAM!NET Network.

     The WAM!NET Service uses technology similar to the Internet, such as ISDN, DS1 lines, DS3 lines, frame relay and ATM. Because the WAM!NET Service provides managed data package traffic, the available bandwidth of the WAM!NET Network is not cluttered with large amount of random data traffic that typically exists on a public network such as the Internet. The Company has sized aggregation points throughout the WAM!NET Network to ensure that no backbone connection (a connection between Distribution Hubs) is smaller than any "last mile" connection (i.e., from a customer site to a Distribution Hub).

     The hub infrastructure consists of large Cisco Systems, Inc. ("Cisco") routers which are co-located with MCI WorldCom or other facility management providers points of presence and which primarily route data traffic across the Company's network of Distribution Hubs. The 33 Distribution Hubs are interconnected with a meshed DS3 asynchronous transfer mode (a communications protocol that divides digital data into small packets of fixed length to facilitate high speed switching ("ATM")) backbone provided by MCI WorldCom. Additional network diversity is provided by a layer of private lines leased from Sprint Corporation ("Sprint") which primarily serve as network back-up. Local loop connections between Distribution Hubs and network access devices at customer sites are provided almost exclusively by MCI WorldCom and regional Bell operating companies. The Company's policy is to procure local loop lines from the lowest-cost, highest-quality provider. Network traffic patterns are continuously monitored. Operating agreements with MCI WorldCom enable the Company to increase backbone bandwidth to accommodate planned growth on an as-needed basis.

     The WAM!NET Network incorporates multiple firewalls, constant monitoring and other security features to prevent unauthorized access or tampering with either the Company's or the customers' data systems. For security purposes, the WAM!NET Network is designed to prevent customers from gaining unauthorized access to the WAM!NET Network through a network access device, from logging onto any other device attached to the WAM!NET Network and from exploring the WAM!NET Service or activating or controlling any of its other functions. The Company's software installed on the user's computer only delivers files to or from authorized network access devices.

NETWORK MANAGEMENT

     The Company provides customers toll-free access to its technical services support team 24 hours a day, seven days a week. The Company believes that because its customers are in time sensitive, data intensive industries, they rely on the WAM!NET Service to provide guaranteed delivery and throughput. The Company has sought to build reliability into its network by interconnecting all Distribution Hubs and NOCs with at least two redundant paths so that in the event of network line failures data can still be transmitted. In addition, automated network monitoring software from Hewlett Packard has been installed and configured to provide continuous monitoring capabilities, including an alarm system that automatically alerts network engineers of problems. Key aspects of the WAM!NET Network are continuously monitored, including NOC equipment, Distribution Hub equipment, backbone lines, local customer connections and the network access devices. The network management team is trained to proactively work with telephony and on-site service providers using specially developed processes to identify and resolve network issues quickly and efficiently.

MANUFACTURING

     The Company currently conducts limited equipment assembly functions. The Company presently installs proprietary software and assembles standard computer, router and power management equipment components into steel housings for use as network access devices, Distribution Hubs and equipment in the NOCs. The equipment housing is manufactured by a third party to the Company's specifications. The Company currently contracts with third parties for installation of network access devices at customer sites. The Company installs Distribution Hubs and equipment in the NOCs. The Company intends to outsource the assembly of network access devices.

SUPPLIER RELATIONSHIPS

     Equipment. In connection with the SGI Investment, the Company and SGI entered into a preferred provider agreement with SGI dated March 4, 1999 (the "Preferred Provider Agreement") pursuant to which the Company will be able to purchase hardware, software and services from SGI based on SGI's most favored pricing models. The Company also has procurement arrangements with Cisco and Osicom Technologies, Inc. for certain computer equipment, routers and computer interface cards used in the WAM!NET Network. These arrangements qualify the Company for discounts off participant list pricing for such equipment. The Company is presently negotiating more formal supply arrangements with Cisco. The Company also purchases certain high volume data storage equipment from HP and Hitachi Data Systems Corporation under supply agreements.

     Installation and Field Maintenance. The Company has an agreement with third-party field maintenance providers to offer installation, maintenance and repair services on customer sites.

     Telephone Carriage and Infrastructure Support. The Company currently leases local loop and long distance telephone services in the United States from MCI WorldCom. In addition, the Company has procurement agreements with Sprint, Deutsche Telecom, Inc., Madge Network Ltd. and Tanet Ltd.

     The supplier agreements described or contemplated above contain commitments on behalf of the suppliers from one to three years.

COMPETITION

     Despite what the Company believes to be meaningful product differentiation, the Company faces competition in the provision of digital data transportation and archiving services, including from companies that have substantially greater financial, technological, marketing, and research and development resources than it and which have an established presence in markets that the Company serves. The Company's competitors (or potential competitors, including MCI WorldCom) include major long-distance companies, regional Bell operating companies, Internet service providers, systems integrators, such as Digital Art Exchange, and other smaller companies which manage routers as part of more comprehensive public, private and virtual private wide area network service offerings. Some companies have begun to offer data communications networks which use standard communication technology in conjunction with emerging frame-relay and ATM technology. The architecture of these networks is similar to that of the WAM!NET Service. These competitors, including the Sprint DRUMS network, MCI SMDS telecommunications service and a joint venture arrangement between AT&T Corp. and Xerox, offer some of the services the Company offers or plans to offer in the future. Additionally, a new competitive service called the Graphic Arts Digital Network by VIO which directly targets the WAM!NET Service was announced in Spring 1997, and was released in October of 1998. This service is provided by a joint venture between British Telecommunications and Scitex. Pricing is similar to WAM!NET's with a monthly service fee and per megabyte pricing for transport. In addition, while the Internet is not currently an effective competitor to the WAM!NET Service, efforts are under way, through a consortium of research universities, the Federal Government's Very-High-Performance Backbone Network Service and several major corporations, to create "Internet2." Press stories on Internet2 suggest that it will include commercial channels through which large amounts of data can be moved securely between researchers or companies. The commercial availability of Internet2 is not expected before 2003.

     In addition, the Company faces competition from overland and air courier services, who transport magnetic tape or optical disk copies of digital data to their desired locations.

     The Company believes the major competitive factors in the digital data delivery industry are price, reliability and capacity. The Company's technologically higher-end competitors that offer high bandwidth dedicated lines have the capability of reliably providing high capacity transmission, but with the comparatively higher user costs involved in leasing dedicated point to point lines, dedicated equipment costs and attendant information management fees. Lower-end competitors, such as standard telephone modems or the Internet, can compete with the Company on a cost basis, but do not provide the managed reliability or capacity of the WAM!NET System. The Company believes that it is the only provider of a turn-key, managed digital data delivery service with a purpose-built network tailored to target industries' needs which addresses the price, reliability and capacity requirements of data intensive industries.

GOVERNMENT REGULATION, STANDARDS

     North America. The Company purchases telephone equipment, routers and relays that are used in the WAM!NET Network from telecommunications equipment manufacturers and combines that equipment with Company-provided software and telephone circuits provided by common carriers regulated by the Federal Communications Commission (the "FCC"), the Canadian Radio-Television and Telecommunications Commission (the "CRTC") and various state regulatory agencies. The Company believes that under the FCC's interpretation of the Communications Act of 1934, as amended, the services which it offers to its customers are interstate information (enhanced) services. Consequently, it is not required to obtain licenses or other approvals from the FCC or state regulatory agencies to offer such services. If the Company's services were deemed to be intrastate services, certain state regulatory agencies might seek to assert jurisdiction over the Company's offerings. If that were to occur, the Company could be required to expend substantial time and money to acquire the appropriate licenses and to comply with state regulations. The Company also believes that, under the CRTC's interpretation of Canadian law, the services that the Company offers do not require it to obtain telecommunications permits or approvals in Canada.

     Worldwide. The Company believes that European Union directives require that member states permit the provision of the Company's services on a competitive basis. Bilateral agreements exist between the United States and Japan and the United States and Hong Kong which encourage cross-border provision of enhanced services like those offered by the Company. Pursuant to commitments in the World Trade Organization ("WTO") General Agreement on Trade and Services, over fifty governments have agreed to permit provision of enhanced services (i.e., value-added) by nationals of WTO member countries. Nevertheless, certain other countries in Europe, Asia and elsewhere in the world might seek to license and regulate the Company's services. Any such license or regulation may limit, delay or increase the costs of operations as associated with the international locations to which the Company may desire to expand.

     Medical Imaging. The Company intends to offer its WAM!NET Service and WAM!BASE service as medical imaging applications for transmitting, storing and retrieving medical data for primary diagnostic purposes. The Company is currently participating in a test of the medical image transmission application of the WAM!NET Service between a hospital and a remotely located clinic. Any medical imaging applications offered for primary diagnostic purposes are required to comply with the Food and Drug Act, and regulations promulgated thereunder by the FDA. Under recently adopted FDA regulations, both the WAM!NET Service's data transmission application and the WAM!BASE data storage and retrieval application are classified as Class I devices that do not perform "irreversible data compression." Prior to adoption of those regulations, both the transmission and storage functions were classified as Class II devices, and the Company had received marketing clearance from the FDA for data transmission pursuant to a 510(k) Premarket Notification filing. The Company's medical image transmission, storage and retrieval applications conform to the DICOM standards. The Company works with medical imaging equipment manufacturers to ensure compatibility of the WAM!NET and WAM!BASE applications with their medical imaging equipment. The manufacture of network access devices for medical imaging applications and their provision as part of the Company's services are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies, including regulations concerning compliance with Quality Systems Regulation ("QSR"), or good manufacturing practices, and labeling. The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company's facilities are subject to inspection by the FDA for compliance with QSR. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of adverse events and malfunctions that would likely cause or contribute to death or serious injury. FDA regulations also govern product labeling and can prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute enforcement proceedings to detain or seize products, issue a recall, enjoin future violations and assess criminal and civil penalties against the manufacturer, its officers and employees.

PRODUCT DEVELOPMENT

     Certain of the Company's employees have significant experience in the development, design, engineering, implementation and management of complex software and networking systems. The Company's current development activities are focused on completing development of additional functions, including the next generation of network and transportation management software and protocols necessary to provide applications such as broadcast transmissions, queue management, directed billing, directory services and job ticketing, including integrating such features into the shipping and customer information management facilities. The Company utilizes its technical capabilities to monitor and evaluate developments in computer hardware and software and in relay and telephony equipment and, to the extent possible, to incorporate appropriate advancements or enhancements into the WAM!NET Service in a timely fashion.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     It is the Company's policy to protect its intellectual property, to seek patent protection for those aspects of its technology that the Company believes may be patentable and to preserve any copyrights or trade secrets (to the extent not disclosed in any patent) that may be applicable to the WAM!NET Service, the WAM!PROOF and WAM!BASE services and their related software.

     The Company is designing or has designed most of the proprietary software necessary for the management of the WAM!NET Service, including network access device operations and the GUI, CIS, WAM!PROOF and WAM!BASE applications. The Company believes that its proprietary software and trade secrets applicable to the operation of the WAM!NET Service and the WAM!BASE data archiving system may be of equal or greater importance to the Company than patent or copyright protection. The Company is not aware of any claims of infringement of patents or other intellectual property belonging to others. However, the Company has conducted only a limited inquiry regarding the possibility of other infringement. Given the recent acquisition of WAM!NET U.K., with its substantial international presence, the Company will increasingly offer its products and services in foreign countries. However, some of these countries may lack intellectual property protection that is comparable to that afforded by the intellectual property laws of the United States.

     The Company has entered into confidentiality agreements with certain of its employees, consultants and others to protect the Company's proprietary information and trade secrets.

LIABILITY AND INSURANCE

     The WAM!NET Service uses an assemblage of telecommunications equipment, software, operating protocols and proprietary applications for high speed transmission of large quantities of data among multiple locations. In such operations, it is possible that data files may be lost, altered or distorted. Moreover, the Company's targeted industries' businesses are extremely time sensitive, and delays in delivering data may cause a significant loss to a customer using the network for managed data delivery service. The WAM!NET Service, and future enhancements or adaptations, may contain undetected design faults and software "bugs" that, despite testing by the Company, are discovered only after the system has been installed and used by customers. Such faults or errors could cause delays or require design modifications that could adversely affect the Company's competitive position and results of operations. The Company obtains contractual agreements from its customers limiting the Company's liability for damages resulting from errors in the transportation of data to a maximum of $100 per transmission. Nevertheless, the Company may still be subject to significant claims for data losses in the transportation of data over the WAM!NET Service. In addition to general business liability insurance coverage, the Company presently maintains errors and omissions insurance coverage issued by Chubb Custom Insurance Company in the amount of $2.0 million per occurrence and $5.0 million for all occurrences relating to the transportation of data over the WAM!NET Service. The Company also presently maintains $2.0 million of business interruption insurance coverage against losses from floods, earthquakes and other natural disasters.

EMPLOYEES

     Including its officers, as of March 15, 1999, the Company employed 631 persons. The Company's executive and technical personnel have significant experience in the design, programming, implementation, marketing, sales and support of complex data networks and software programs. The

Company considers its employee relations to be good. None of the Company's current employees are subject to a collective bargaining agreement.

ITEM 2. PROPERTIES.

     The Company occupies approximately 45,000 square feet of office space located in a modern facility in an industrial park complex in Bloomington, Minnesota, a suburb of Minneapolis. The building is occupied under a 99 month lease which expires in November 2005. To meet its future space requirements, the Company acquired a facility in Eagan, a suburb of Minneapolis. The Company will initially occupy 160,000 square feet in this facility and will lease the remainder of the space to SGI pursuant to a short-term lease. The Company expects that all Minnesota headquartered employees will be relocated to this facility during the summer of 1999. The Company will also be relocating its Minneapolis NOC in this facility. The Company has also acquired, through the acquisition of 4-Sight, a 9,000 square foot office space in Bournemouth, Dorset, England.

     SGI leases certain of the space in the Eagan, Minnesota office facility from the Company. The term of the lease with SGI shall commence on March 4, 1999 and end on May 31, 2004. Effective as of June 1, 2001 and on each June 1 thereafter until June 1, 2003, SGI shall have the option to terminate the lease by delivering to the Company at least six (6) months' prior written notice of termination (which notice shall be delivered not sooner than June 1, 2001, providing a termination date of not sooner than six (6) months thereafter). From June 1, 1999 through May 31, 2001, SGI will occupy 326,000 square feet (67.8% of the square footage of the interior common area) and will pay a base rent in the amount of $12.00 per square foot of rentable area per year. With respect to the portion of the premises which SGI continues to occupy under the lease from and after June 1, 2001, the base rent shall be in the amount of $12.60 per square foot of rentable area per year. SGI shall pay as additional rent its proportionate share of all taxes and operating expenses. The proportionate share will be determined by dividing the then existing SGI rentable area of the premises by the total rentable area.

     The Company's leased properties also include: (i) an approximately 18,000 square foot manufacturing and warehousing facility located in Minneapolis, (ii) an approximately 1,540 square foot office facility located in Minneapolis, where one of the Company's NOCs is located, (iii) an approximately 7,970 square foot facility located in Las Vegas, Nevada where the Company's other NOC is located and which serves as a backup customer service center, (iv) the Company occupies 20,000 square feet of office space in Brussels, Belgium; this facility contains the Company's European NOC and customer service operations, (v) an approximately 1,500 square foot office facility located in Missoula, Montana where the headquarters of FreeMail, Inc., a wholly-owned subsidiary of the Company, is located, (vi) small offices in Toronto, New York, Chicago, and Washington, D.C. for use by the Company's business development managers and account executives stationed in those cities, (vii) an approximately 18,800 square foot office facility located in Minneapolis, which previously served as the Company's headquarters and which the Company intends to sub-lease, (viii) a 16,000 square foot office space located in Bournemouth, Dorset, England under a 100 month lease which expires in September of 2006, and (ix) small offices in Hamburg, Germany, Woburn, Massachusetts, West Des Moines, Iowa, Hague, Holland, Gothenburg, Sweden, Copenhagen, Denmark and Paris, France for WAM!NET U.K.'s sales and marketing personnel stationed in those cities.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is aware that certain holders of warrants issued in connection with bridge loans in 1995 and 1996 have commenced litigation seeking a reduction in the exercise price of these warrants and seeking attorney's fees. Although the warrants provide for downward adjustments under certain circumstances, the Company believes no adjustment is required. Should the warrant holders initiate litigation and should that litigation be successful, the gross proceeds receivable by the Company from exercise of those warrants would be reduced from approximately $8.4 million to $4.9 million. The Company will vigorously defend such litigation.

     The Company is engaged in certain legal proceedings and claims arising in the ordinary course of its business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against the Company cannot be determined at this time. However, it is the opinion of management that facts known at the present time do not indicate that there is a probability that such litigation will have a material effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a) There is no established public trading market for the Company's outstanding common stock.

          (b) As of March 15, 1999, there were 74 holders of record of the outstanding common stock of the Company.

          (c)  The Company has paid no cash dividends on its common stock.

          (d)  Not applicable.

          (e)  RECENT SALES OF UNREGISTERED SECURITIES:

     On March 5, 1998, the Company consummated an offering (the "1998 Offering"), pursuant to which the Company sold 208,530 units (the "1998 Units") consisting of $208,530,000 aggregate principal amount at maturity of the 1998 Notes and 625,590 warrants (the "1998 Warrants") to purchase an aggregate of 1,257,436 shares of Common Stock. Each 1998 Unit consists of $1,000 principal amount at maturity of the 1998 Notes and three 1998 Warrants, each 1998 Warrant entitling the holder thereof to purchase 2.01 shares of Common Stock. The 1998 Units were initially sold to the lead underwriters; Merrill Lynch & Co., Credit Suisse First Boston and First Chicago Capital Markets, Inc., under an exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act") pursuant to the provisions of Section 4(2) of the Securities Act. Subsequently, 208,030 of the 1998 Units were sold pursuant to Rule 144A under the Securities Act, and 500 Units were sold pursuant to Regulation S under the Securities Act.

     On January 13, 1999, the Company issued the 13.25% Subordinated Unsecured Convertible Note due August 28, 2005 (the "1999 MCI WorldCom Convertible Note") pursuant to the Subordinated Unsecured Convertible Note and Warrant Purchase Agreement by and between MCI

WorldCom and the Company (the "1999 MCI WorldCom Convertible Note Purchase Agreement") and on January 13 and March 4, 1999, respectively, the Company borrowed $10.0 million and $15.0 million thereunder. The 1999 MCI WorldCom Convertible Note automatically converted into 2,196,317 shares of the Company's Class D Convertible Preferred Stock, par value $.01 per share (the "Class D Preferred Stock"), immediately prior to the closing of the SGI Investment. The Class D Preferred Stock is immediately convertible in the aggregate into approximately 2.9% of the Common Stock (calculated on a fully diluted basis). In connection with the issuance of the 1999 MCI WorldCom Convertible Note, the Company also (i) issued warrants to purchase 150,000 shares of Common Stock at an exercise price of $.01 per share after April 30, 1999 and until April 30, 2004 and (ii) expects to issue warrants to purchase 200,000 shares of Common Stock at an exercise price of $.01 per share from April 30, 1999 until April 30, 2004, (together the "1999 MCI WorldCom Warrants"). The Class D Preferred Stock and the 1999 MCI WorldCom Warrants are subject to certain registration rights.

     On March 4, 1999, the Company consummated the SGI Investment pursuant to which SGI purchased 5,710,425 shares of the Company's Class B Convertible Preferred Stock, par value $.01 per share (the "Class B Preferred Stock"), and 878,527 shares of the Company's Class C Convertible Preferred Stock, par value $.01 per share (the "Class C Preferred Stock" and together with the Class B Preferred Stock, the "SGI Preferred Stock"). The SGI Preferred Stock is subject to certain registration rights. The holders of the Class B Preferred Stock, voting separately as a class, have the right to designate one member of the Company's Board of Directors. The SGI Preferred Stock is convertible in the aggregate into approximately 8.7% of the Common Stock (calculated on a fully diluted basis); provided that the Class C Preferred Stock may not be converted until the earlier of September 4, 2000 or a public offering of the Common Stock at a minimum specified price. The aggregate consideration received by the Company in the SGI Investment was $75.0 million, of which $35.0 million was paid in cash and $40.0 million was paid by transfer to the Company of a corporate campus office facility located in Eagan, Minnesota.

     The sale and purchase of the 1999 MCI WorldCom Note and the conversion thereof into the Class D Preferred Stock and the sale and purchase of the Class B Preferred Stock, the Class C Preferred Stock and the 1999 MCI WorldCom Warrants were exempt from the registration requirements of Section 5 of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial data for the Company and its subsidiaries for each of the years in the four year period ended December 31, 1998. The 4-Sight Acquisition occurred on March 13, 1998 and the operating results of WAM!NET U.K. are included in the Company's operating results from that date through December 31, 1998. The Company's development and expansion activities during the periods presented below significantly affect the period-to-period comparability of the historical data presented for the Company. The financial data should be read in conjunction with the financial statements and related notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

                                                           WAM!NET INC.
                                         ---------------------------------------------
                                                   Year Ended December 31, (1)
                                         ---------------------------------------------
                                             1995      1996        1997        1998
                                           ---------  ---------  ----------  ---------
                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues.................................   $   180    $   279    $  1,555   $  17,629
Operating expenses.......................     1,437      7,036      31,037     119,981
Operating income (loss)..................    (1,257)    (6,757)    (29,482)   (102,352)
Interest income (expense), net...........       (20)      (839)     (4,154)    (20,878)
Income (loss) before income taxes........    (1,277)    (7,596)    (33,636)   (123,230)
Net income (loss)........................    (1,277)    (7,596)    (33,636)   (121,878)

OTHER DATA:
EBITDA(2)................................   $(1,226)   $(6,310)   $(26,814)  $ (84,684)
Depreciation and amortization............        31        447       2,668      17,668
Capital expenditures.....................       657      4,244      16,599      54,584
Net cash used in operating activities....      (747)    (6,218)    (23,917)    (57,892)
Net cash used in investing activities....      (657)    (5,244)    (15,599)    (71,304)
Net cash provided by financing
  activities.............................    (2,372)    24,578      25,346     135,194
Ratio of earnings to fixed charges(3)....        --         --          --          --

BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents................   $(1,328)   $15,444    $    274   $   6,272
Total assets.............................     2,075     20,070      29,134     125,459
Total debt(4)............................     1,900     20,473      54,826     210,238
Shareholders' deficit(5).................      (371)    (2,683)    (30,671)   (109,854)

(1) The Company was organized in September 1994 and commenced operations in March 1995.

(2) EBITDA represents earnings (loss) from operations before taking into consideration net interest expense, income tax expense, depreciation expense and amortization expense. The Company has included information concerning EBITDA as it is used by certain investors as a measure of a company's ability to service its debt. EBITDA should not be considered as an alternative to net income or any other measure of performance or liquidity as determined in accordance with generally accepted accounting principles or as an indicator of the Company's overall financial performance. In addition, the measure of EBITDA presented herein by the Company may not be comparable to other similarly titled measures of other companies.

(3) The ratio of earnings to fixed charges is calculated by dividing (i) net income (loss) before taxes plus fixed charges by (ii) fixed charges. Fixed charges consist of interest incurred and the portion of rent expense which is deemed representative of interest. Earnings were insufficient to cover fixed charges by $1,242, $6,653, $29,180 and $99,027 for the Company for the years ended December 31, 1995, 1996, 1997 and 1998.

(4) Total debt includes long-term debt, redeemable preferred stock, current portion of long-term debt and obligations under capitalized leases.

(5) The estimated value of warrants issued to debtholders and of options issued to consultants is reflected as both an asset and an element of paid in capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Revenue. The Company's revenue is derived primarily from WAM!NET Service contracts which usually are annual, automatically renewable service contracts with a minimum monthly fee and additional charges for usage exceeding the monthly minimum. The Company offers the WAM!NET Service at scaled minimum usage fees, ranging from $250 per month to $3,000 per month. The Company begins to earn gross revenue following installation of service at a customer's premises; however, the Company incurs cost of service rebates which offset such gross revenue. Furthermore, free trial periods under the Company's various promotional programs have ranged from 60 days to six months and have been extended to 60% of the Company's customer base. As a result, the Company's generation of net revenue from any customer may lag contract signing by a period of three to nine months, a practice that is not customary in the digital data delivery industry but is a key component in the Company's market penetration strategy. The Company's experience with promotional programs has been favorable to date, with approximately 93% of customers continuing to subscribe to the WAM!NET Service following expiration of the promotional period extended to them. The Company expects the use of promotional programs in the Graphic Arts sector of the media industry to decline with increasing penetration of the market, but the Company will likely use similar promotional programs to introduce the WAM!NET Service to the entertainment and medical imaging industries. The Company also plans to continue to develop new Industry Smart applications to increase the volume of files transferred over the WAM!NET Network.

     In connection with the SGI Investment, SGI and the Company entered into the Preferred Provider Agreement pursuant to which both parties have developed a list of existing SGI customers in the entertainment industry which the Company believes represents a significant sales revenue opportunity for it over the next three years. The Company and SGI have agreed to jointly develop a marketing, sales and implementation plan to address these accounts, including field resource commitments, compensation to SGI for field activities and professional services, and such other matters applicable to the sale of the WAM!NET Service to such potential customers. In addition, SGI and the Company intend to explore a broader strategic relationship that is intended to enable the Company to obtain the benefit of SGI's presence in the entertainment industry, other selected commercial accounts and the U.S. federal government sector.

     Revenue is primarily driven by the number of installed customer locations (network access device's), the length of time a customer has been using the service, the number of work flow (trading) partners with whom a customer exchanges data and the size of the files exchanged.

     Network Communications Fees. Network communications fees include both the costs of the high bandwidth carrier services interconnecting the Company's national infrastructure of NOCs and Distribution Hubs and the costs of local telephone circuits connecting network access devices to the nearest Distribution Hub. Local telephone circuit connections account for approximately 80% of these charges, with significant differences between urban and rural connection costs. National carrier service, provided primarily by MCI WorldCom, accounts for most of the balance of these charges. Network communication fees are generally a fixed monthly cost per circuit. The excess of these fees over revenue represents excess capacity costs which the Company expects will decline with the increasing utilization of the WAM!NET Network. The Company actively seeks to obtain and deploy technologies that will reduce the costs of local telephone circuit connections, such as wireless technologies and remote dial-up capabilities. The Company also intends to use its network management tools to optimize the use of existing and planned network capacity as volume increases and traffic patterns begin to emerge. The Company has implemented new pricing strategies for its services which take into account the significant cost differential between urban and rural local telephone circuit connections. The Company also believes that growing competition among telephony and communications providers may reduce the cost of local telephone circuit connections.

     Network Operations Expense. Network operations expense represents costs directly associated with developing, maintaining, managing and servicing the global WAM!NET Network. Such costs include direct labor, vendor service fees, point-of-presence charges and research and development charges, which are often incurred in advance of receiving revenue. The Company's currently installed NOCs, which account for the substantial majority of direct labor and network operating costs, are capable of providing for and managing the Company's current and planned North American, European and Asian operations. Costs associated with the development of the WAM!BASE, WAM!PROOF and other network applications related to medical media transport and storage are also contained in network operations expense and are incurred in advance of revenue receipt. The Company expects that network operations costs will increase as the WAM!NET Network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

     Pursuant to the Preferred Provider Agreement, the Company has agreed to purchase hardware, software and services from SGI over a four year period with a firm commitment to purchase $35 million during the period commencing December 1, 1998 and ending December 31, 2000. The Company has the ability to purchase such products at prices based on SGI's most favored pricing models. The Company believes that the discounted prices, reduced commissions and lower servicing fees for such products will result in lower network operations expenses in the future.

     Sales and Marketing Expense. The Company's sales and marketing efforts are intended to create global awareness of the WAM!NET Service, communicate its potential for work flow enhancement, demonstrate its reliability and establish strong brand recognition. As a result, the Company aggressively markets the WAM!NET Service through a combination of trade journal advertising, trade show attendance, promotional programs, direct field sales, tele-sales, cooperative sales presentations and active participation in industry-sponsored seminars and publications. The Company expects to continue to incur significant sales and marketing expenses to obtain increased penetration of the global media industry, to generate increased traffic among its existing customers and to market the WAM!NET media transport service to other targeted industries.

     General and Administrative Expense. The Company's general and administrative expense includes administrative salaries, related overhead and professional service fees. These costs reflect expenditures related to the rapid growth and expansion of the Company's administrative infrastructure necessary to manage its expanding operations, and professional service fees for financing activities, contract negotiations and acquisitions. The Company expects to continue to incur substantial general and administrative expense as the Company deploys the WAM!NET Service internationally; however, the cost of general and administrative expense as a percentage of revenue is expected to decline.

     Depreciation and Amortization. To facilitate entry into its target markets, the Company furnishes its global customers with all the hardware and software necessary for them to use the WAM!NET Service on a turn-key, pay-by-use basis. As a result, the Company retains ownership of the network access devices it furnishes to customers for their use of the WAM!NET Service. Depreciation and amortization expense includes depreciation of network access devices, Distribution Hubs and equipment located in the NOCs. The Company's network infrastructure is generally organized to use the most expensive equipment in the NOCs, less expensive equipment for Distribution

Hubs and the least expensive equipment in the network access devices. The Company anticipates substantial capital investments for additional North American and international Distribution Hubs, WAM!BASE storage facilities to be located in the existing NOCs and network access devices to be located at customer premises. As a result, the Company anticipates that depreciation and amortization expense will continue to increase in future periods as the Company continues to purchase equipment.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------

     Revenue. Revenue for the year ended December 31, 1998 was $8,776,512 compared to $1,627,590 for the year ended December 31, 1997, an increase of $7,148,922, or 439.2%. This increase in revenue was primarily due to increased market penetration of the North American graphic-arts segment by the Company's high end media transport service. Installed network access device media transport services increased from 474 sites for the year ended December 31, 1997 to 1,477 sites for the year ended December 31,1998; an increase of 1,003 sites or 212%. For the years ending December 31, 1997 and December 31, 1998, average monthly gross of the Company's media transport revenue per customer increased from $526 to $761, respectively, an increase of $235 or %44.6. Service rebates for the years ended December 31, 1997 and December 31, 1998 were $150,400, 9.2% of gross revenue, and $1,976,904, 22.5% of gross revenue, respectively; an increase of $1,826,504 or 1,214%. Service rebates are primarily the result of marketing programs that allow customers who sign up for the Company's high end media transport services to participate in a trial period that under certain circumstances can rebate the associated monthly minimum charges for a period of two to six months. During 1998, approximately 60% of newly installed customers participated in a trial period and approximately 93% of those customers have remained on the network after the lapse of their initial trial period. Revenue for software and hardware sales for the year ended December 31, 1997 was $0, compared to $10,829,671 for the year ended December 31, 1998. Software and hardware sales revenue for the year ended December 31, 1998 were primarily derived from continuing media-transport software sales of WAM!NET U.K. following its integration with 4-sight on March 13, 1998.

     Operating Expenses. Network communications fees for the year ended December 31, 1998 were $18,259,389, compared to $7,363,667 for the year ended December 31, 1997, an increase of $10,895,722, or 148.0%. This increase was due primarily to an increase of 201% in customers purchasing the Company's media transport services. Network communications fees represent the largest direct cost associated with providing the Company's media transport service to customers. Although network communications fees increased 148% from the year ending December 31, 1997 to the year ending December 31, 1998, the average monthly communications fees incurred by the Company to provide media transport services to a single customer declined from $2,421 for the period ending December 31, 1997 to $1,336 for the period ending December 31, 1998; a decline of $1,085 or 44.8%.

     Network operations expense for the year ended December 31, 1998 was $29,704,742, compared to $7,477,753 for the year ended December 31, 1997, an increase of $22,226,989, or 297.2%. This increase was due to several significant factors relating to the design and implementation of the Company's global media transport infrastructure and the shift from a primary North American operational focus to a global operational focus. The Company expects to incur significant expenses from global network operations; however, as a percentage of global revenue these expenses are expected to decline in future periods.

     Sales and marketing expense for the year ended December 31, 1998 was $21,997,438, compared to $9,207,486 for the year ended December 31, 1997, an increase of $12,789,952, or 138.9%. This increase is primarily due (i) to the expansion of the North American sales and marketing force and the creation of a European sales and marketing force to increase market penetration, (ii) enhancing product recognition within the existing North American market and
(iii) implementing global sales and marketing strategies throughout Europe and Asia. The Company expects to incur significant expenses from its global sales and marketing efforts; however, as a percentage of global revenue these expenses are expected to decline in future periods.

     General and administrative expense for the year ended December 31, 1998 was $28,815,594, compared to $4,320,128 for the year ended December 31, 1997, an increase of $24,495,466, or 567.0%. The increase in general and administrative expenses during 1998 was primarily the result of large non-cash compensation expenses relating to the vesting of certain option and warrant contracts held by various officers of the Company which totaled $12,528,726. The balance of the increase in general and administrative expenses was due to the increased global support requirements of the Company's expanding operations. The Company expects to continue to incur significant general and administrative expenses; however, as a percentage of global revenue these expenses are expected to decline in future periods.

     Depreciation and amortization for the year ended December 31, 1998 was $17,667,765, compared to $2,668,177 for the year ended December 31, 1997, an increase of $14,999,588, or 562.2%. This increase is primarily due to the purchasing of network equipment and other support equipment in the amount of $54,584,000 and the increase of $32,557,000 in goodwill that resulted from the acquisition of WAM!NET U.K.

     Interest expense for the year ended December 31, 1998 was $22,626,008, compared to $4,355,676 for the year ended December 31, 1997, an increase of $18,270,332, or 419.5%. The increase was primarily due to the increase in long-term unsecured debt the Company incurred during 1998 to fund its operations and acquisition, consisting primarily of the Company's 13.25% Senior Discounted Notes due 2005 (the "1998 Notes") in the amount of $138,975,000 and the equipment financing increase of $7,102,000.

     Interest income for the year ended December 31, 1998 was $1,748,340, compared to $202,035 for the year ended December 31, 1997, an increase of $1,546,305, or 765.4%. The increase in interest income was primarily due to the increase in the Company's average monthly balance of cash and cash equivalents, which was $34,815,203 for the year ended December 31, 1998 over the average monthly balance of $3,105,890 for the year ended December 31, 1997. During 1998 the Company invested a large portion of the cash proceeds from its offering of the 1998 Notes into highly liquid investments with staggered maturities ranging from 30 to 180 days, corresponding with the Company's operational cash requirements. These investments consisted of high-grade (A1/P1) rated commercial paper, certificates of deposits and securities backed by the United States government.

     The cost of hardware and software sales for the year ended December 31, 1998 was $3,537,413, compared to $0 for the year ended December 31, 1997. These costs are directly related to the software and hardware sales revenue associated with the acquisition of 4-sight and its subsequent integration into WAM!NET U.K.

     Income Taxes. For the year ended December 31, 1998, the Company experienced net losses of $121,878,317 and paid no income taxes. These losses are available to offset future taxable income through the year 2013 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These limitations may result in expiration of net operating loss carry-forwards before they can be utilized. An income tax benefit of $1,352,000 related to U.K. income tax and V.A.T. benefits was realized by the Company in the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------

     Revenue.   Revenue for the year ended December 31, 1997 was $1,627,590 compared to $110,424 for the year ended December 31, 1996, an increase of $1,517,166, or 1,373.9%. This was primarily due to a 1,375.8% increase in the number of subscribers to the WAM!NET Service from approximately 33 installed customer sites on December 31, 1996 to approximately 487 installed customer sites on December 31, 1997. At December 31, 1997, the Company had contracts to install network access devices at 578 customer sites awaiting installation of telephone service. Service rebates for the year ended December 31, 1997 were $150,400, or 9.2% of revenue. Service rebates for the year ended December 31, 1996 were $0.

     Other service fees revenue for the year ended December 31, 1997 was $77,748, compared to $168,290 for the year ended December 31, 1996, a decrease of $90,542, or 53.8%. Other service fees revenue is primarily derived from minor transactions with currently existing WAM!NET Service customers which includes consulting services and hardware sales. The decrease was primarily due to the expiration of a contractual consulting relationship that the Company had in place with a customer during 1996.

OPERATING EXPENSES

     Network communications fees for the year ended December 31, 1997 were $7,363,667, compared to $816,403 for the year ended December 31, 1996, an increase of $6,547,264, or 802.0%. Network operations expense for the year ended December 31, 1997 was $7,477,753, compared to $1,108,807 for the year ended December 31, 1996, an increase of $6,368,946, or 574.4%. These increases were primarily due to the 1,375.8% increase in customers that subscribed to the WAM!NET Service during 1997.

     Sales and marketing expense for the year ended December 31, 1997 was $9,207,486, compared to $2,052,860 for the year ended December 31, 1996, an increase of $7,154,626, or 348.5%. This increase was primarily due to costs associated with building the Company's direct sales force and marketing department as well as higher outside advertising agency and trade show expenditures.

     General and administrative expense for the year ended December 31, 1997 was $4,320,128, compared to $2,609,879 for the year ended December 31, 1996, an increase of $1,710,249, or 65.5%. General and administrative expense increased during 1997 as operational support requirements intensified due to the rapid expansion of the Company's services and corporate facilities.

     Depreciation and amortization for the year ended December 31, 1997 was $2,668,177, compared to $447,233 for the year ended December 31, 1996, an increase of $2,220,944, or 496.6%. As a percentage of total revenue, depreciation and amortization was 171.6% in 1997 compared to 160.5% in 1996. This increase is primarily due to an increase in the installed communications backbone equipment and equipment installed on customers' premises as a result of the increase in the number of customers.

     Interest expense for the year ended December 31, 1997 was $4,355,676, compared to $903,443 for the year ended December 31, 1996, an increase of $3,452,233, or 382.1%. The increase was primarily due to the Company's financing of its 1997 operations through the issuance of various debt instruments, including $24 million of long term subordinated notes to MCI WorldCom and $18.8 million in borrowings from the Company's revolving credit facility (the "Revolving Credit Facility") and $9.6 million of equipment financing.

     Income Taxes.   For the year ended December 31, 1997, the Company
experienced net losses of $33,636,000 and paid no income taxes. These losses are available to offset future taxable income through the year 2012 and are subject to the limitations of Section 382 of the Code. These limitations may result in expiration of net operating loss carryforwards before they can be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to incur substantial operating losses as a direct result of its continuing efforts to expand its media network throughout North America, Europe and Asia. Net losses since the Company's inception have resulted in an accumulated deficit balance of approximately $164.4 million. Though these losses are not unexpected, the Company's ability to continue to fund these operating losses and its ability to continue to purchase and install the required WAM!NET Network hardware to provide the WAM!NET Service to its increasing global customer base depends on its ability to obtain additional sources of funds for working capital during 1999. Sources of such funds which the Company will continue to seek include but are not limited to long- and short-term secured equipment financing from vendors, financial institutions and banks, long-term unsecured senior debt, long-term property mortgages on its existing facilities and the issuance of the Company's equity securities. Though the Company believes it can secure additional funding by one or more of the above sources, there can be no assurances that such funding can be obtained. From inception through December 31, 1998, the Company has derived substantially all of its operating capital from the issuance of short- and long-term debt and equity instruments. At December 31, 1998, the Company had a total of approximately $209.2 million in long-term debt, of which approximately $5.3 million becomes payable during 1999.

     The Company's available operating capital as of March 10, 1999, as evidenced by cash, cash equivalent investments and commitments from financial institutions for additional equipment financing, totaled approximately $50 million. If additional sources of funding cannot be obtained during the course of the Company's fiscal year ending December 31, 1999, due to a constraint of available operating capital, the Company will be required to significantly slow its global market penetration, network growth and product development. In addition, should the Company be unable to generate cash to fund its operations and network growth during 1999, management expects that it would implement plans to reduce cash expenditures. The reduction of cash expenditures would have a material adverse effect on the Company's global revenue and network expansion plans. The Company believes that the most evident and clearly measurable impact resulting from these reductions would be a significant decrease of installed network customers for the year ending December 31, 1999. A material reduction in the base of installed customers would slow the growth of the Company's recurring revenue stream, which is dependent upon customer utilization of the Company's excess network capacity. Reductions in network utilization would directly impact the Company's network revenue and could ultimately defer overall profitability of the Company's service and products. Another possible impact of the above outlined expenditure reductions, would be potentially material delays in software product development, the impact of which could further erode customer retention and network utilization.

     The Company's source of liquidity since inception has primarily come from the issuance of debt and equity instruments and from credit facilities and other borrowings. The Company has received approximately $171.7 million net cash proceeds from the issuance of long- and short-term debt and collateralized equipment financing. An additional $61.9 million of net cash proceeds has been received from the sale of equity securities. The Company has utilized these proceeds by investing $71.9 million into its globally expanding WAM!NET Network and investing $20.3 million to acquire WAM!NET U.K.. Since inception, the Company has also expended $112.8 million to fund its globally expanding operating activities. To date, the Company has not generated cash from operating activities and remains dependent upon its ability to generate operating capital for its global expansion from credit facilities or other borrowings, or the issuance of additional short- and long-term debt and equity instruments.

     During September of 1997, the Company established the Revolving Credit Facility, the proceeds of which were used by the Company to fund its operations and purchase WAM!NET Network equipment. The maximum amount that can be borrowed under the Revolving Credit Facility is $25.0 million. The Revolving Credit Facility was established under an agreement with The First National Bank of Chicago. In addition, MCI WorldCom guaranteed the Company's obligations under the Revolving Credit Facility. At December 31, 1998, the Company had $24.0 million borrowed under the Revolving Credit Facility. Interest and principal on the Revolving Credit Facility become payable in September 1999. Borrowings by the Company under the Revolving Credit Facility require the prior consent of MCI WorldCom. The Company expects to repay all amounts outstanding under the Revolving Credit Facility prior to September 1999.

     In December 1997, the Company acquired the outstanding common stock of FreeMail, Inc. ("FreeMail"). In connection with the acquisition, the Company issued to FreeMail 125,000 shares of Common Stock, with a fair value of approximately $488,000, as consideration. The Company is also obligated to pay the former shareholders of FreeMail as additional contingent consideration, on a quarterly basis, amounts equal to five percent of the gross collected revenue derived by the Company from certain identified FreeMail products; however, the total amounts of the quarterly payments shall not exceed $3,012,500. As of December 31, 1998, the Company did not record a liability relating to the FreeMail revenue because no revenue had been collected.

     On March 5, 1998, the Company consummated the offering of the 1998 Units, each consisting of $1,000 principal amount of 1998 Notes and three 1998 Warrants resulting in net proceeds to the Company of approximately $120.6 million. Cash interest does not accrue nor is payable on the 1998 Notes prior to March 1, 2002. Thereafter, cash interest on the 1998 Notes will accrue at a rate of 13.25% per annum (calculated on a semi-annual bond equivalent basis) and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2002. The Company used the proceeds of the 1998 Offering as follows: (i) $20.0 million to pay the cash portion of the 4-Sight Acquisition, (ii) approximately $25.0 million to repay borrowings under the Revolving Credit Facility and (iii) the balance to further the Company's business development and expansion strategy, to enhance the WAM!NET Service infrastructure and develop additional value-added features and services, to optimize marketing, sales and customer support and service capabilities and for working capital and other general corporate purposes.

     On January 13, 1999, the Company issued the 1999 MCI WorldCom Convertible Note to MCI WorldCom in a principal amount up to $25.0 million due August 28, 1999. On January 13 and March 4, 1999, respectively, the Company borrowed $10.0 million and $15.0 million thereunder. The 1999 MCI WorldCom Convertible Note automatically converted into 2,196,317 shares of the Company's

Class D Preferred Stock immediately prior to the closing of the SGI Investment. The Class D Preferred Stock is immediately convertible in the aggregate into approximately 2.9% of the Common Stock (calculated on a fully diluted basis). In connection with the issuance of the 1999 MCI WorldCom Convertible Note, the Company also issued the 1999 MCI WorldCom Warrants to MCI WorldCom. The Class D Preferred Stock and the 1999 MCI WorldCom Warrants are subject to certain registration rights.

     On March 4, 1999, the Company consummated the SGI Investment pursuant to which SGI purchased (a) 5,710,425 shares of the Class B Preferred Stock and (b) 878,527 shares of the Class C Preferred Stock, which Class B Preferred Stock and Class C Preferred Stock are convertible in the aggregate into approximately 8.7% of the Common Stock (calculated on a fully diluted basis); provided that the Class C Preferred Stock may not be converted until the earlier of September 4, 2000 or a public offering of the Common Stock at a minimum specified price. The Class B Preferred Stock and the Class C Preferred Stock are subject to certain registration rights.

     In consideration for the SGI Preferred Stock, the Company has received $75.0 million, of which $35.0 million was paid in cash and $40.0 million was paid by way of transfer to the Company of SGI's corporate campus office facility located in Eagan, Minnesota. See "Properties."

     In connection with the SGI Investment, SGI and the Company entered into the Preferred Provider Agreement pursuant to which both parties have developed a list of existing SGI customers in the entertainment industry which the Company believes represents a significant sales revenue opportunity for it over the next three years. The Company and SGI have agreed to jointly develop a marketing, sales and implementation plan to address these accounts, including field resource commitments, compensation to SGI for field activities and professional services, and such other matters applicable to the sale of the WAM!NET Service to such potential customers. In addition, SGI and the Company intend to explore a broader strategic relationship that the Company believes will enable it to obtain the benefit of SGI's presence in the entertainment industry and other selected commercial accounts.

     Pursuant to the Preferred Provider Agreement, the Company has agreed to purchase hardware, software and services from SGI over a four year period with a firm commitment to purchase $35 million during the period commencing January 1, 1999 and ending December 31, 2000. The Company has the ability to purchase such products at prices based on SGI's most favored pricing models. The Company believes that the discounted prices, reduced commissions and lower servicing fees for such products will result in lower network operations expenses in the future.

     Pursuant to an agreement with MCI WorldCom, if the Company is not publicly held by 2001, under certain circumstances and subject to certain conditions, the Company may be required to buy and MCI WorldCom may be required to sell, the 1996 MCI WorldCom Securities (as defined herein) pursuant to a tender offer and pricing methodology described herein under "Certain Relationships and Related Transactions." If the Company fails to timely pay the purchase price for the 1996 MCI WorldCom Securities, MCI WorldCom will be relieved of all obligations to sell such securities to the Company, the Company will have no right to cause MCI WorldCom to sell such securities and the Company will not be obligated to pay the purchase price for such securities. See "Certain Relationships and Related Transactions."

     During the year ended December 31, 1998, the Company received less than 5% of its total revenue from sales and operations in Asian countries. As a result, the Company had limited exposure to the particular risks attendant to doing business in Asia and did not experience any material adverse effects from the Asian economic crisis; however, the Company presently intends to expand its operations in that region. The Company is currently unable to determine the effect, if any, that recent economic downturns in Asia, particularly Japan, will have on the Company's future business, operating results or liquidity, although the Company intends to exercise prudence and sound business judgment prior to making any future investments in Asia.

     During the year ended December 31, 1998, the Company's revenue originating outside the U.S. was 53% of total revenues. Currently, the Company does not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates. Currently, all of the Company's contracts are denominated in U.S. dollars except for those contracts entered into by WAM!NET U.K. which denominates all of its contracts in pounds sterling other than its German sales contracts which are denominated in Euro, the single European currency. The Company is unable to determine what effect, if any, the adoption and use of the Euro will have in the future on the Company's business, operating results, liquidity and financial condition. See "Quantitative and Qualitative Disclosures About Market Risk."

YEAR 2000 COMPLIANCE

     Many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to remain functional. As for many other companies, the year 2000 computer issue poses a potential risk for the Company as a user of information systems in the operation of its business, as a provider of managed, high speed, digital data delivery network service and the related computer technology and software to customers, and as a customer of other organizations whose operations may be affected by year 2000 compliance issues.

     The Company has completed an assessment of its core business information systems, many of which are provided by outside suppliers, for year 2000 readiness and is extending that review to include a wide variety of other information systems and related business processes used in its operations. The Company plans to have changes to critical systems implemented by the third quarter of 1999 to allow time for testing. Most of the Company's mission-critical applications are believed to be year 2000 compliant. Although its assessment is ongoing, the Company currently believes that resolving these matters will not have a material adverse effect on its financial condition or results of operations.

     The Company is also assessing the possible effect on its operations of the year 2000 readiness of critical suppliers of products and services. These include not just suppliers of components but also the Company's outsourcing partners in manufacturing as well as suppliers of basic utilities. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have a material adverse effect on the Company.

     Telecommunication and data traffic between customers who are connected to the WAM!NET Network are routed over high-bandwidth leased telephone circuits.
In addition, most customers are connected to the WAM!NET Network through facilities of the incumbent local telephone company. Consequently, customers may not be able to complete telephone calls or data transmissions if the computer, telecommunications or other systems of the service provider over which the call or transmission is routed is not year 2000 compliant. To the extent that any disruption caused by the failure of a service provider to make its systems year 2000 compliant is substantial, it could have a material adverse effect on the Company's results of operations.

     The Company has not incurred material historical costs for year 2000 awareness, inventory assessment, analysis, conversion, testing or contingency planning. Certain of the costs associated with the Company's internal Year 2000 compliance effort (exclusive of any potential costs related to any customer or other claim) cannot effectively be isolated from other operating expenses, because investing in new systems is both an ordinary cost of doing business and a means to year 2000 compliance. The Company's current estimates indicate the total costs to insure year 2000 compliance will not be material. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

     The information regarding year 2000 issues provided in this Form 10-K is based on the Company's current assessment of ongoing activities and is subject to change as the Company continuously monitors these activities. The Company is currently evaluating the need for contingency plans associated with potential year 2000 problems. The Year 2000 disclosure set forth above is a "year 2000 statement" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent the disclosure related to year 2000 processing of the Company or to products or services offered by the Company, is also a "year 2000 readiness disclosure" as defined in the Year 2000 Act.

     In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario.
Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving the Company; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance. Among other things, the Company could face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures and the execution of contingency plans. The Company could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effects on the Company would be material, although not quantifiable at this time. Further, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally.
The adverse effect on the Company from a domestic or global recession or depression also could be material, although not quantifiable at this time.

     The Company will continue to monitor business conditions to assess and quantify material adverse effects, if any, that may result from the Year 2000 problem.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Foreign Currency Exchange Rates.   The Company's revenue originating
outside the U.S. for the year ending December 31, 1998 was 53% of total revenues. As the Company expands its operations into countries outside of the U.S., its results of operations and the value of its assets will be affected by the currency exchange rates between the U.S. dollar and the functional currency of countries in which the Company has assets. The Company may also sell products and services in certain countries in the local functional currency or in a currency other than the U.S. dollar. In addition, the Company may acquire interests in companies that operate in countries where the removal or conversion of currency is restricted. The Company cannot be certain that countries that do not have such restrictions regarding removal or conversion of currency at the time it establishes operations in those countries will not subsequently impose them, especially in situations where there is a deterioration in a country's balance of payments or where the local currency is being heavily converted into other currencies. The Company does not currently hedge against such fluctuations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations. A 10% shift in such local currencies against the U.S. dollar as of December 31, 1998 would not have had a material effect on the Company's pretax earnings over the next fiscal year ending December 1, 1999. Currently, all of the Company's contracts are denominated in U.S. dollars except for those contracts entered into by WAM!NET U.K. which denominates all of its contracts in pounds sterling other than its German sales contracts which are denominated in Euro, the single European currency.

     The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially and adversely impacted by changes in these or other factors.

     Interest Rates.   The Company invests its cash in a variety of financial
instruments, including bank time deposits and fixed rate obligations of governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

     Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the future investment income of the Company may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading.

     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the Revolving Credit Facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the year ended December 31, 1998, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as the Company's 1998 Notes, interest rate changes effect the fair market value thereof, but do not impact earnings or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     An index to the financial statements and the required financial statement schedules is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's executive officers and directors are:


             NAME                Age                           Position with the Company
------------------------------   ---   ------------------------------------------------------------------------
Edward J. Driscoll III........   38    Chairman of the Board, Chief Executive Officer, President and Treasurer
Allen L. Witters..............   40    Chief Technology Officer
Bradley E. Sparks.............   52    Executive Vice President and Chief Financial Officer
James R. Clancy...............   37    Senior Vice President of Corporate Development
David T. Ottinger.............   50    Senior Vice President of Operations and Engineering
John R. Kauffman..............   41    Vice President of Global Marketing
David A. Townend..............   40    Managing Director, WAM!NET U.K.
Raymond E. Kang...............   39    Vice President of Product Marketing and Development
Gary C. Jader.................   47    Vice President and General Manager of Medical Services
Carrie J. Maurer..............   32    Vice President, Global Operations
Mark Marlow...................   34    Director of Finance
Curtis G. Gray................   50    Director
K. William Grothe, Jr.........   43    Director
Robert L. Hoffman.............   70    Director
Susan Mayer...................   49    Director

     The Board of Directors of the Company consists of five directors, two of whom (currently Messrs. Driscoll, Hoffman are elected by the holders of the Common Stock, three of whom (currently Ms. Mayer and Messrs. Grothe and Gray) are elected by the holders of the Company's Class A Preferred Stock.

     Edward J. Driscoll III is a founder and principal shareholder of the Company and has served as its Chairman of the Board, Chief Executive Officer, President and Treasurer since inception. Previously, Mr. Driscoll was the principal shareholder, Chief Executive Officer, and a director of Cybernet Systems, Inc. ("Cybernet"). Mr. Driscoll founded Cybernet in 1991 to provide network integration services to the pre-press industry. Prior to founding Cybernet, he held various marketing and management positions, most recently as general manager of Roland Marketing, Inc., a regional wholesale produce marketing and packaging company. He holds a Bachelor of Arts degree in economics from St. John's University, Minnesota and a Master of Business Administration degree from the University of St. Thomas.

     Allen L. Witters is a founder and principal shareholder of the Company and has served as its Chief Technology Officer since inception. He is principally responsible for designing and implementing the WAM!NET Service architecture. Mr. Witters has been engaged in technical consulting to the computer industry since 1975, including serving as a technical consultant from 1992 to 1996 for Cybernet, and has broad experience in the invention, design, engineering and implementation of software, networks, and network management systems. From 1987 to 1992, Mr. Witters was the Chief Executive Officer and a principal shareholder of Datamap, Inc., a company that was engaged in the development and sale of GIS (geographic information systems) software. In 1994, Mr. Witters filed a petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code.

     Bradley E. Sparks joined the Company in September 1998 and currently serves as Executive Vice President and Chief Financial Officer. Mr. Sparks has more than 20 years of experience in corporate planning, management and finance. For the past three and a half years, Mr. Sparks served as Chief Financial Officer for the wireless telecommunications firm, Omnipoint Corporation, and was instrumental in its 1996 initial public offering. At Omnipoint, Mr. Sparks focused on arranging more than $3 billion of financing with a variety of financial instruments including public equity, high yield debt, private placements and bank financing. Prior to that time, Mr. Sparks was employed by MCI Communications Corporation (now MCI WorldCom), where, from 1993 to 1995 he held the position of Vice President and Controller and was responsible for internal controls and, from 1988 to 1993, he served as Vice President and Treasurer, responsible for the company's financing and capital structure. Prior to that, Mr. Sparks served twelve years in corporate planning and finance for Ryder System, Inc.

     James R. Clancy joined the Company in April 1996 first serving as Chief Marketing and Sales Officer until February 1999 and currently serves as Senior Vice President of Corporate Development. From 1994 to 1996, Mr. Clancy was employed by the Ceridian Corporation as Director of Marketing and Strategic Planning. From 1988 to 1994, Mr. Clancy was employed by General Mills, Inc., in various marketing and marketing management capacities. Prior to General Mills, Mr. Clancy was a founder/President and General Manager of two Macintosh supply manufacturing companies, respectively. Mr. Clancy holds a Bachelor of Arts degree in economics from Moorhead State University and a Master of Business Administration degree from the Wharton School of Business.

     David T. Ottinger joined the Company in November 1997 as Senior Vice President of Operations and Engineering. From April 1997 to November 1997, he served as President and Chief Executive Officer of NetAccess, Inc., a network security company. From April 1996 to April 1997, he served as Vice President, Professional Services of Parallel Technologies, Inc. From October 1993 to April 1996, he served as Vice President, Network Services of COMDISCO Network Services.

     John R. Kauffman joined the Company in January 1998 first serving as Vice President of Strategic Marketing and Communications until February 1999 and currently serves as Vice President of Global Marketing. From 1991 to December 1997, Mr. Kauffman was President of Kauffman Marketing Group, Inc., where from November 1995 to November 1997, he provided strategic positioning and outside marketing services to the Company. Prior to 1991, Mr. Kauffman was President of Kauffman Stewart Advertising.

     David A. Townend joined the Company in March 1998 upon the consummation of the 4-Sight Acquisition, and currently serves as Managing Director of WAM!NET U.K. Mr. Townend founded 4-Sight and has been its Managing Director for more than the past five years.

     Raymond E. Kang joined the Company in March 1998 and currently serves as Vice President of Product Marketing and Development. Prior to joining the Company, Mr. Kang was employed by MCI Telecommunications for fourteen years in various management and sales positions, most recently as Director of Broadband and Multimedia Marketing.

     Carrie J. Maurer joined the Company in November 1996 as the Director, Installation & Customer Service and is currently the Vice President, Global Operations. Prior to joining the Company, Ms. Maurer was employed from 1994 to 1996 by COMDISCO Network Services as the Director of Implementation Services. From 1984 to 1994, she was employed in various customer service management positions with Minnesota Mutual.

     Gary C. Jader joined the Company in February 1998 and currently serves as Vice President and General Manager of Medical Services. Prior to joining the Company, Mr. Jader was employed from 1996 to February 1998 by NeuroMotion Inc., a medical device company, as Vice President, Marketing and Sales. From 1991 to 1996, Mr. Jader was employed by 3M Corporation as Marketing Supervisor.

     Mark Marlow joined the Company in May 1995 and currently serves as its Director of Finance. From 1994 until May 1995, he was employed as an accounting senior by the public accounting firm of Brunberg, Thorsen and Associates, Minneapolis, Minnesota. From 1991 to 1994, he was employed as an assistant controller at Miller, Johnson and Kuehn, Incorporated, a licensed securities brokerage firm. Mr. Marlow is a certified public accountant, holds a Bachelor of Science degree in accounting from the University of Minnesota and also holds a general securities license.

     Curtis G. Gray has served as a Director of the Company since 1996 and since November 1991 has served as MCI WorldCom's Vice President of Enhanced Data Networks. Mr. Gray has more than 20 years of experience in the data communication arena, including through his own consulting firm and engineering and management positions with GTE Laboratories and Blue Cross and Blue Shield Association. Mr. Gray received his Masters and Bachelors degrees in Engineering from the University of Wisconsin.

     K. William Grothe, Jr. has served as a Director of the Company since 1996 and has served as Vice President of Corporate Development of MCI WorldCom since January 1996. From July 1990 to January 1996, Mr. Grothe was Senior Vice President and Chief Financial Officer of MobileCom, a national paging company headquartered in Jackson Mississippi. Mr. Grothe is a Certified Public Accountant and received a Bachelor of Science degree in Accounting from the University of Illinois.

     Robert L. Hoffman has served as a Director of the Company since October 1995. Mr. Hoffman is a founder and shareholder of the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd, where he has practiced for more than the past five years, and has served as its Chairman of the Board and President. He has been extensively involved in land use and development for the past 35 years as both an attorney and in various elective and appointive offices, including 14 years as a member of the Bloomington City Council, seven years as a member of the Metropolitan Council, a land use law instructor at Hamline University School of Law, a member of the Urban Land Institute Development Policies and Regulations Council and a member of the Land Use Advisory Group for the Public Technologies Institute of Washington, D.C.

     Susan Mayer has served as a Director of the Company since October 1998 and currently serves as an MCI WorldCom Senior Vice President. Ms. Mayer is also President, MCI WorldCom Fund, a venture fund created to invest in technologies, products and services that complement MCI WorldCom's strategic direction. Previously, she was Senior Vice President, ventures and alliances of MCI Communications Corporation, responsible for strategy development, and mergers and acquisitions, and President and Chief Operating Officer of SkyMCI, an MCI company that marketed a full range of data, information and training services. Ms. Mayer joined MCI WorldCom in July 1993. Previously, Ms. Mayer was with NHP, Inc., where she was responsible for the development and implementation of acquisition and financing strategies. She also previously served as general manager of COMSAT Video Enterprises, and vice president of corporate development for COMSAT Corp., and was manager of strategy consulting for The Boston Consulting Group.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and to each of the Company's executive officers other than the Chief Executive Officer (collectively, the "Named Executive Officers") whose salaries and bonus exceed $100,000 for services rendered in all capacities to the Company for each of the years ended December 31, 1997 and 1998.

                          SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                            ANNUAL COMPENSATION                  COMPENSATION AWARDS
                                                         ------------------------        -----------------------------------
           NAME AND PRINCIPAL POSITION             YEAR    SALARY        BONUS        RESTRICTED     SECURITIES       ALL OTHER
           ---------------------------             ----    ------        -----        ----------     ----------       ---------
                                                                                         STOCK       UNDERLYING         COMPEN-
                                                                                         -----       ----------         -------
                                                                                        AWARD(S)     OPTIONS (#)        SATION
                                                                                        --------     -----------        ------
Edward J. Driscoll III..........................   1998  $  195,000   $     -- (1)             $--        750,000         --
 Chairman of the Board, Chief Executive            1997     150,000        75,000               --             --         --
 Officer, President and Treasurer
                                                   1996     101,250        67,500               --      2,000,000         --

Allen L. Witters................................   1998     195,000         -- (1)              --        750,000         --
 Chief Technology Officer                          1997     150,000        75,000               --             --         --
                                                   1996     101,250        67,500               --      2,000,000         --

James R. Clancy.................................   1998     170,000         -- (1)              --             --         --
 Senior Vice President of Corporate                1997     135,000        67,500               --        500,000         --
 Development
                                                   1996      55,580        40,000               --        375,000         --

David T. Ottinger...............................   1998     120,000        10,000 (1)           --             --         --

                                                   1997      16,000 (2)     5,000

 Senior Vice President of Operations and           1997          --            --               --        150,000         --
  Engineering

                                                   1996          --            --               --             --         --

John R. Kauffman.................................  1998     150,000       100,000 (1)           --        350,000         --
 Vice President of Global Marketing                1997          --            --               --        225,000         --
                                                   1996          --            --               --             --         --

_____________________
(1) The total bonuses for the year ended December 31, 1998 for Messrs. Driscoll, Witters, Clancy, Ottinger and Kauffman have yet to be determined by the Board of Directors.
(2)  David T. Ottinger's employment with the Company began in November of 1997.

     The following table sets forth certain information for the fiscal year ended December 31, 1998 with respect to stock options granted to the Named Executive Officers. For the fiscal year ended December 31, 1998, no stock appreciation rights were granted to the Named Executive Officers and no stock options were granted to the Named Executive Officers at an option price below market value on the date of the grant, as determined by the Board of Directors of the Company. The potential realized dollar value of an option grant is the product of (a) the difference between (1) the product of the per-share market price at the time of the grant (which the Company determined was $3.90 on January 1, 1998 and $8.00 on July 1, 1998, which was the price per share attributable to the Company's common stock in the immediately preceding arm's length transaction with an independent third party) and the sum of 1 plus the adjusted stock price appreciation rate and (2) the per-share exercise price of the option, and (b) the number of securities underlying the grant at fiscal year-end.

                          STOCK OPTION GRANTS IN 1998

                                                                                                  POTENTIAL REALIZED VALUE AT
                                                                                                    ASSUMED ANNUAL RATES OF
                                                                                                  STOCK APPRECIATION   FOR
                                                         INDIVIDUAL GRANTS                                OPTION TERM
                                      ---------------------------------------------------                 -----------
                                                         % OF TOTAL
                                                         ----------
                                    NUMBER OF              OPTIONS      EXERCISE
                                    ---------              -------      --------
                                    SECURITIES           GRANTED TO      OR BASE
                                    ----------           ----------      -------
NAME                            UNDERLYING OPTIONS        EMPLOYEES      PRICE      EXPIRATION
-----                           ------------------        ---------      -----      ----------
                                   GRANTED (#)         IN FISCAL YEAR    ($/SH)        DATE           5%             10%
                                   -----------         --------------    ------        ----       ----------     ----------
Edward J. Driscoll III.......       750,000                  16%          $8.00      7/01/08       $1,657,689     $3,663,060
Allen L. Witters.............       750,000                  16%           8.00      7/01/08        1,657,689      3,663,060
James R. Clancy..............            --                  --              --           --               --             --
David T. Ottinger............            --                  --              --           --               --             --
John R. Kauffman.............       350,000                   8%           3.90      1/01/06          377,124        833,346

  The following table sets forth certain information with respect to the value of unexercised stock options held by the Named Executive Officers as of December 31, 1998.

                         FISCAL YEAR-END OPTION VALUES

                                  NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED IN-THE-MONEY
                                  UNEXERCISED OPTIONS AT FY-END (#)                 OPTIONS AT FY-END
                                  ---------------------------------          ---------------------------------
            NAME                   EXERCISABLE         UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
-----------------------------      -----------         -------------         -----------         -------------
Edward J. Driscoll III.......        2,750,000                    --         $14,080,000          $        --
Allen L. Witters.............        2,750,000                    --          14,080,000                   --
James R. Clancy..............          583,333               291,667           4,106,664            2,053,336
David T. Ottinger............           50,000               100,000             205,000              410,000
John R. Kauffman.............          410,000               165,000           2,342,500              676,500

DIRECTORS' COMPENSATION


     The Company does not grant compensation to its directors other than as set forth below. Each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. In January 1996 Mr. Robert L. Hoffman was granted 75,000 stock options at an exercise price of $0.96 per share, which options expire November 30, 2005, all of which were vested and exercisable of December 31, 1998. Other than Mr. Hoffman, no director received compensation in any form for services rendered as a director from the Company during fiscal year 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Company's Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. During 1998, no executive officer of the Company served on the Compensation Committee or as a director of another entity in which any such entity's executive officers served on the Company's Compensation Committee or Board of Directors. K. William Grothe, Jr. a member of the Compensation Committee, is an officer of MCI WorldCom, a significant shareholder of the Company. See "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

     Effective October 1, 1996, the Company entered into an employment agreement with Edward J. Driscoll III which provides for: (i) an initial term of 27 months and subsequent one-year renewals, (ii) an initial annual salary of $150,000, subject to periodic review and adjustment, (iii) an additional bonus or other compensation as may be established from time to time by the Board of Directors based upon achievement of performance goals derived from the Company's annual business plan, which sets forth revenue and profit measures of the Company, (iv) use of a company automobile, (v) non-competition by Mr. Driscoll with the business of the Company during the term of the agreement and for a period of two years after its termination of employment and non-solicitation of the employees or customers of the Company during such period, (vi) confidentiality with respect to all information and trade secrets of the Company during the term of employment and for a period of two years after the termination of employment and
(vii) automatic assignment to the Company of all ideas, inventions, discoveries and improvements of Mr. Driscoll relating to the business of the Company. In the event that the agreement is terminated by the Company without cause, Mr. Driscoll is entitled to receive severance, payable in cash, in an amount equal to the sum of (a) the greater of
(x) his then base salary for two years or (y) the amounts reasonably estimated to be due under the agreement for the two year period following termination and
(b) one half of the bonus to which he would have been entitled to in the year of termination. In connection with this employment agreement, the Company and Mr. Driscoll also entered into a stock option agreement which provides for the grant of an option, expiring December 31, 2007, to purchase up to 2,000,000 shares of Common Stock at a price of $0.96 per share. These options vested on January 2, 1998.

     Effective October 1, 1996, the Company entered into an employment agreement and a stock option agreement with Allen L. Witters on terms substantially the same as those of the employment agreements with Mr. Driscoll. The stock options issued to Mr. Witters also vested on January 2, 1998.

     Effective April 16, 1996, the Company entered into an employment agreement with James R. Clancy which provides for: (i) an annual salary of $85,000, (ii) a bonus of up to $40,000, conditioned on achievement of certain operational objectives, such operational objectives to include (a) the proposal of a written plan and timeline for the development and implementation of a comprehensive marketing plan for the Company's products during 1996 and 1997 and (b) such other additional objectives that Mr. Clancy was to determine and achieve during the first twelve month period following the effective date of his employment agreement, (iii) confidentiality with respect to all information and trade secrets of the Company during the term of employment and for a period of one year after the termination of employment and (iv) non-competition by Mr. Clancy with the business of the Company for a period of 18 months after the termination of employment, and non-solicitation of the customers of the Company during such period. The employment agreement is for an unspecified term on an "at will" basis. In connection with this employment agreement, the Company and Mr. Clancy have entered into incentive stock option agreements with respect to the grant of options to purchase 875,000 shares of Common Stock at a purchase price of $0.96 per share. 750,000 options vest in annual increments ending May 1, 2000 and the remaining 125,000 vested on January 2, 1998.

     Effective September 8, 1998, the Company entered into an employment agreement with Bradley E. Sparks which provides for (i) an initial monthly base salary of $16,667; (ii) an annual bonus of up to 30% of his base salary conditioned upon achievement of specific performance objectives; (iii) an automobile allowance; (iv) non-competition with the Company during the term of the agreement and for a period of one year after his termination of employment and non-solicitation of Company employees during such period; (vi) confidentiality with respect to all Company confidential information and trade secrets of the Company during the terms of his employment and for a period of one year after the termination of employment; and (vii) automatic assignment to the Company of all ideas, inventions, discoveries and improvements of Mr. Sparks relating to the business of the Company. In the event that the agreement is terminated by the Company without cause, Mr. Sparks is entitled to receive as severance pay an amount equal to six months of his base pay as of the date of his termination, less customary payroll deductions, to be paid in monthly installments. In connection with the agreement, the Company and Mr. Sparks also entered into stock option agreements which provides for the grant of options to purchase 400,000 shares of Common Stock at a price of $8.00 per share and 200,000 shares of Common Stock at a price of $12.00 per share.

     Effective January 1, 1998, the Company entered into an employment agreement with John R. Kauffman which provides for (i) an initial monthly base salary of $12,500; (ii) non-competition with the Company during the term of the agreement and for a period of one year after his termination of employment and non-solicitation of Company employees during such period; (iii) confidentiality with respect to all Company confidential information and trade secrets of the Company during the terms of his employment and for a period of one year after the termination of employment; and (iv) automatic assignment to the company of all ideas, inventions, discoveries and improvements of Mr. Kauffman relating to the business of the Company. In connection with the agreement, the Company and Mr. Kauffman also entered into a stock option agreement which provided for the grant of options to purchase 350,000 shares of Common Stock at a price of $3.90 per share. Mr. Kauffman's employment agreement was subsequently amended to provide Mr. Kauffman with quarterly bonuses of $25,000 per calendar quarter. Prior to joining the Company as an employee, Mr. Kauffman served the Company as a consultant and in connection therewith was granted options to purchase 225,000 shares of Common Stock at a purchase price of $.96 per share.

     Effective November 3, 1997, the Company entered into an employment agreement with David T. Ottinger which provides for (i) an initial monthly base salary of $8,333; (ii) a initial bonus of up to $20,000 based upon achievement of specific operational objectives; (iii) non-competition with the Company during the term of the agreement and for a period of one year after his termination of employment and non-solicitation of Company employees during such period; (iii) confidentiality with respect to all Company confidential information and trade secrets of the Company during the terms of his employment and for a period of one year after the termination of employment; and (iv) automatic assignment to the company of all ideas, inventions, discoveries and
improvements of Mr. Ottinger relating to the business of the Company.   In
connection with the agreement, the Company and Mr. Ottinger also entered into a stock option agreement which provided him with options to purchase 150,000 shares of Common Stock at a price of $3.90 per share.

     The Company has implemented a quarterly bonus compensation program pursuant to which directors and key managers can receive up to 30%, and other employees up to 20%, of their annual salary in cash bonuses based upon individual achievement and the achievement of corporate goals and objectives.

     The Company's other officers and significant technical employees are employed pursuant to annually renewing employment agreements which continue until terminated by either the Company or the employee. Each such agreement contains confidentiality and assignment of invention provisions in favor of the Company. The Company currently has no retirement, pension, or insurance plans for its officers. The Company may in the future adopt such plans and may also adopt a compensation plan substantially increasing officers' salaries and other compensation based upon the performance of the Company.

STOCK OPTION PLANS

     The Company's Stock Option Plan (the "1994 Plan") was adopted in September 1994 by the Company's Board of Directors and was approved by the shareholders of the Company in October 1994. The 1994 Plan has been subsequently amended, most recently on April 24, 1998 (as so amended and restated, the "Amended 1994 Plan") in conjunction with the adoption of the Company's 1998 Combined Stock Option Plan (the "1998 Plan" and, collectively, the "Plans"), to reflect the Company's name change to WAM!NET Inc., to incorporate prior amendments to the 1994 Plan, to provide that no new options be granted under the Amended 1994 Plan and to limit the number of shares of Common Stock available for issuance under the Amended 1994 Plan to 7,000,000. Each Plan is currently administered by the Company's Board of Directors. The 1998 Plan and the amendments to the 1994 Plan adopted by the Board of Directors on April 24, 1998 received shareholder approval on May 30, 1998.

     The Amended 1994 Plan and the 1998 Plan provide for the granting of Common Stock options which qualify as "incentive stock options" under Section 422 of the Code, as well as the granting of

"nonqualified options." Under each Plan, the Board or, if the Board appoints one, a "Stock Option Committee" has complete discretion to select the optionees and to establish the terms and conditions of each option, subject in all cases to the applicable provisions of the Plan and the Code. Options granted under a Plan are not transferable and are subject to various other conditions and restrictions. Participation in the Amended 1994 Plan is limited to officers and regular full-time executive, administrative, professional, production and technical employees of the Company or a subsidiary of the Company, who are salaried employees of the Company or such subsidiary, and consultants or the Company or a subsidiary. Non-employee directors of the Company may be granted nonqualified options. Participation in the 1998 Plan is limited to employees of the Company or a subsidiary of the Company and to non-employee directors and non-employee consultants. The 1998 Plan provides that without amending the 1998 Plan, the Stock Option Committee may grant options to eligible employees who are foreign nationals on such terms and conditions different from those specified in the 1998 Plan as may in the judgment of the committee be necessary or desirable to foster and promote achievement of the purposes of the 1998 Plan, and, in furtherance of such purposes, the Committee may make such addenda, modifications, amendments, procedures and subplans as may be necessary or advisable to comply with provisions of laws in other countries in which the Company operates or has employees. An addendum to the 1998 Plan extends the benefits of stock options granted under the 1998 Plan to employees of the Company and its subsidiaries who are residents of the United Kingdom.

     A total of 7,000,000 shares of Common Stock have been reserved for issuance under the Amended 1994 Plan and a total of 25,000,000 shares of Common Stock have been reserved for issuance under the 1998 Plan, subject to adjustment for stock splits or recapitalizations. Shares subject to canceled, unexercised, lapsed or terminated options are available for subsequently granted options under a Plan. The exercise price of all incentive stock options granted under a Plan must be at least equal to the fair market value of the shares on the date of grant, and the maximum term of each option is ten years. Under the terms of each Plan, the aggregate fair market value of the Common Stock (determined at the date of the option grant) for which any employee may first exercise incentive stock options in any calendar year may not exceed $100,000. Upon exercise of an option, payment of the exercise price in cash is required, or, at the discretion of the Company, by the delivery of Common Stock of the Company already owned by the optionee or a promissory note for all or a portion of the exercise price of the shares so purchased or a combination of the foregoing. There is no express limitation on the duration of a Plan; provided, however, that incentive stock options may not be granted after the date that is ten years from the date of shareholder approval of a Plan. The Board may terminate either Plan and, subject to certain limitations, may amend either Plan at any time. As of the date hereof, there were 6,913,251 options issued and outstanding under the Amended 1994 Plan, consisting of incentive stock options to employees to purchase a total of 5,847,417 shares of Common Stock at exercise prices ranging from $0.45 to $8.00 per share, and non-qualified stock options to purchase a total of 1,065,834 shares of Common Stock at exercise prices ranging from $0.96 to 12.00 per share. As of the date hereof, there were 2,191,250 options issued and outstanding under the 1998 Plan, consisting of incentive options to employees and consultants to purchase a total of 552,000 shares of Common Stock at an exercise price of $8.00 per share and non-qualified options to purchase a total of 1,639,250 shares of Common Stock at exercise prices ranging from $8.00 to $12.00 per share.

     In addition to options granted under the Plans, the Company has also granted certain officers and consultants options to purchase a total of 5,125,000 shares of Common Stock at exercise prices ranging from $0.45 to $3.90 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the Company's Common Stock as of March 15, 1999 for (i) each of the Company's executive officers and directors, (ii) all executive officers and directors as a group and
(iii) each person known by the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock. All persons indicated have sole voting and dispositive power over such shares unless otherwise indicated. Except as indicated below, none of the persons in the table have beneficial ownership in any class of equity securities of any parent or subsidiary of the Company.

                   NAME OF BENEFICIAL OWNER                              Number of Shares               Percentage of Total
                   ------------------------
                                                                      Beneficially Owned (1)          SHARES OUTSTANDING (1)
                                                                      ----------------------          ----------------------
Edward J. Driscoll III/(2)/.........................................           4,750,000   (3)                 39.4%
Allen L. Witters/(2)/...............................................           4,750,000   (3)                 39.4
James R. Clancy/(2)/................................................             645,833   (4)                  6.5
Mark Marlow/(2)/....................................................              81,666   (5)                  0.9
John R. Kauffman/(2)/...............................................             485,000   (6)                  5.0
David T. Ottinger/(2)/..............................................              50,000   (7)                  0.5
Gary C. Jader/(2)/..................................................              50,000   (7)                  0.5
Raymond E. Kang/(2)/................................................              83,333   (8)                  0.9
Carrie J. Maurer/(2)/...............................................              65,000   (9)                  0.7
Bradley E. Sparks/(2)/..............................................                  --                         --
David A. Townend/(10)/..............................................           1,317,300                       14.2
Robert L. Hoffman...................................................              75,000  (11)                  0.8
K. William Grothe, Jr./(12)/........................................                  --  (13)                   --
Susan Mayer/(12)/...................................................                  --  (14)                   --
Curtis G. Gray/(12)/................................................                  --  (15)                   --
MCI WorldCom, Inc./(12)/............................................          36,794,680  (16)                 79.8
Silicon Graphics, Inc...............................................           5,710,425  (17)                 38.0
George L. Frisch....................................................             625,000  (18)                  6.5
James L. Ecker......................................................             922,520  (19)                  9.0
All executive officers and directors as a group (15 persons)........          12.403,132  (3)(4)(5)(6)((7)     75.7
                                                                                          (8)(9)(10)(11)

________________________

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes general voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)  Address: 6100 W. 110th Street, Minneapolis, Minnesota 55438.

(3) Includes 2,750,000 shares issuable upon exercise of stock options currently exercisable.

(4) Includes 583,333 shares issuable upon exercise of stock options currently exercisable and 62,500 shares issuable upon exercise of stock options exercisable within 60 days.

(5) Includes 81,666 shares issuable upon exercise of stock options currently exercisable.

(6) Includes 455,000 shares issuable upon exercise of stock options currently exercisable and 30,000 shares issuable upon exercise of stock options exercisable within 60 days.

(7) Includes 50,000 shares issuable upon exercise of stock options currently exercisable.

(8) Includes 83,333 shares issuable upon exercise of stock options currently exercisable.

(9) Includes 65,000 shares issuable upon exercise of stock options currently exercisable.

(10) Address: 2 Poole Road, Bournemouth, Dorset, BH25QY England.

(11) Issuable upon exercise of stock options currently exercisable. Address:
     Larkin, Hoffman, Daly & Lindgren, Ltd., 1500 Northwest Financial Center, 7900 Xerxes Avenue South, Bloomington, MN 55431.

(12) Address: 515 East Amite, Suite 400, Jackson, MS 39201.

(13) Mr. Grothe is the beneficial owner of 53,333 shares of Common Stock of MCI WorldCom, representing fewer than 1% of the total shares outstanding, which total includes 43,833 shares issuable upon exercise of stock options exercisable within 60 days.

(14) Ms. Mayer is the beneficial owner of 25,122 shares of Common Stock of MCI WorldCom, representing fewer than 1% of the total shares outstanding, which total includes 4,970 shares issuable upon exercise of stock options exercisable within 60 days.

(15) Mr. Gray is the beneficial owner of 98,000 shares of Common Stock of MCI WorldCom, representing fewer than 1% of the total shares outstanding, which total includes 58,000 shares issuable upon exercise of stock options exercisable within 60 days.

(16) Includes 29,333,670 shares issuable upon exercise of warrants currently exercisable and 200,000 shares issuable upon the exercise of warrants exercisable within 60 days, 5,064,868 shares issuable upon conversion of a convertible subordinated note in the principal amount of $5 million and 2,196,317 shares of Class D Convertible Preferred Stock. MCI WorldCom also owns 115,206 shares of Class A Preferred Stock.

(17) Includes 5,710,425 shares of Class B Convertible Preferred Stock which are immediately convertible. Silicon Graphics, Inc. also owns 878,527 shares of Class C Convertible Preferred Stock. Address: 2011 N. Shoreline Blvd., Mountain View, CA 94043-1389.

(18) Includes 150,000 shares issuable upon exercise of warrants currently exercisable, 200,000 shares issuable upon exercise of stock options currently exercisable and 25,000 shares issuable upon exercise of stock options exercisable within 60 days. Address: 5030 Woodlawn Blvd., Minneapolis, MN 55417.

(19) Includes 131,580 shares issuable upon exercise of a convertible subordinated debenture, 416,665 shares issuable upon exercise of currently exercisable warrants and 50,000 shares owned by the Ecker Family Limited Partnership, of which he is a partner. Address: 5061 Interlachen Bluff, Edina, MN 55436.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     MCI WorldCom is a principal shareholder of the Company. As a result of the consummation of the SGI Investment, MCI WorldCom will have the right to elect the largest whole number that is less than the majority of all of the members of the Board of Directors of the Company. In September 1996, the Company issued to MCI WorldCom the 1996 MCI WorldCom Convertible Note. Interest on the 1996 MCI WorldCom Convertible Note accrues at an annual rate of 10%, payable semi-annually, commencing with the first payment on March 30, 1997. At any time prior to September 30, 1999, MCI WorldCom may convert the principal amount of the 1996 MCI WorldCom Convertible Note into shares of Common Stock at a conversion price of $1.00 per share, subject to adjustment in the event of stock splits, reorganizations or recapitalizations. Payment of principal and interest on the 1996 MCI WorldCom Convertible Note is subordinated to existing and future obligations of the Company for money borrowed from bank, trust, insurance or other financial institutions. The shares of Common Stock underlying the 1996 MCI WorldCom Convertible Note are subject to certain registration rights.

     In November 1996, the Company and MCI WorldCom entered into a Preferred Stock, Subordinated Note and Warrant Purchase Agreement (the "1996 MCI WorldCom Agreement"). Pursuant to the 1996 MCI WorldCom Agreement, the Company issued 100,000 shares of its Class A Preferred Stock, par value $10.00 per share, to MCI WorldCom for an aggregate purchase price of $1.0 million. In connection with the SGI Investment, MCI WorldCom exchanged its shares of Class A Preferred Stock for 115,206 shares of a new Series of Class A Preferred Stock, par value $10.00 per share (the "Class A Preferred Stock") with terms substantially the same as the original Class A Preferred Stock except with respect to matters related to the Tender Valuation (as discussed below) and the right to elect directors. Except for voting with respect to the election of directors, holders of shares of Class A Preferred Stock are entitled to one vote for each share held of record, voting together with the holders of Common Stock as a single class, on all matters submitted to a vote of shareholders. Following the SGI Investment, holders of Class A Preferred Stock, voting separately as a class, will be entitled to elect one member less than a majority of all directors.

     Pursuant to the 1996 MCI WorldCom Agreement, the Company also issued to MCI WorldCom a $28.5 million Subordinated Note due December 31, 2003 (the "1996 MCI WorldCom Subordinated Note"), of which $20.4 million aggregate principal amount was outstanding as of December 31, 1998. The MCI WorldCom Subordinated Note accrues interest at an annual rate of 7%, payable semi-annually, commencing March 31, 1997. Payment of principal and interest on the 1996 MCI WorldCom Subordinated Note is subordinated to existing and future obligations of the Company for money borrowed from bank, trust, insurance or other financial institutions.

     In February 1998 MCI WorldCom agreed to defer all cash payments of principal (or premium on) or interest on, or dividend, distribution, redemption or other payment in respect of the 1996 MCI WorldCom Convertible Note, the Class A Preferred Stock owned by MCI WorldCom and the 1996 MCI WorldCom Subordinated Note until a date that is 180 days following the Stated Maturity of the 1998 Notes (the "Deferral Date"). The agreement also provides that the payment of the principal of and interest on the 1996 MCI WorldCom Convertible Note and the 1996 MCI WorldCom Subordinated Note may be accelerated only in the event of the acceleration of the payment of the principal amount of the 1998 Notes following an Event of Default with respect to the 1998 Notes. The agreement grants MCI WorldCom an option to convert (a) interest otherwise due on the 1996 MCI WorldCom Convertible Note and deferred pursuant to MCI WorldCom's agreement, and
(b) the interest accrued on the outstanding principal amount of the 1996 MCI WorldCom Subordinated Note from December 31, 2003 through the date such amount is paid pursuant to MCI WorldCom's agreement into shares of Common Stock at the per share price on the date of such conversion.

     Pursuant to the 1996 MCI WorldCom Agreement, the Company also issued to MCI WorldCom warrants to purchase, on or before December 31, 2000, up to 20,787,500 shares of the Company's Common Stock at an initial exercise price of $0.96 per share, subject to adjustment in the event of stock splits, reorganizations or recapitalizations (the "1996 MCI WorldCom Warrants"). The exercise price increased to $0.98 per share on March 31, 1997, and thereafter will automatically increase by the amount of $0.02 per share on the last day of each calendar quarter, subject to certain abatement provisions. The exercise price is currently $1.09 per share. The 1996 MCI WorldCom Warrants are subject to certain registration rights.

     The 1996 MCI WorldCom Agreement (as amended) provides that if the Company is not publicly held by the year 2001 its managers and Board of Directors will obtain an independent valuation by a nationally recognized investment bank of the fair market value per share of the Company's Common Stock, without any premium allocated for any controlling interest (the "Tender Valuation"). Upon receipt of the Tender Valuation, MCI WorldCom may, but is not required to, tender (the "First Tender") to purchase all outstanding shares of Common Stock and all outstanding options, warrants, convertible securities and other rights to purchase shares of Common Stock (collectively, "Company Common Securities") for at least the per share amount of the Tender Valuation. If the owners of a majority of the then outstanding shares of the Company's Common Stock (excluding shares held by MCI WorldCom or its affiliates) reject the First Tender, MCI WorldCom will have 60 days following such rejection to again tender (the "Second Tender") to purchase the same securities. During such 60-day period, the Company will use its good faith efforts to determine what offer price would be acceptable to the owners of such shares and will communicate such information to MCI WorldCom. Subject to certain conditions, MCI WorldCom will sell and the Company will purchase the 1996 MCI WorldCom Warrants, any shares acquired upon exercise of the 1996 MCI WorldCom Warrants and any shares acquired upon the conversion of the 1996 MCI WorldCom Convertible Note (collectively, the "1996 MCI WorldCom Securities") if (i) MCI WorldCom fails to make the First Tender within 90 days after receipt of the Tender Valuation; (ii) owners of a majority of the then outstanding shares of Common Stock (excluding shares held by MCI WorldCom or its affiliates) reject the First Tender and 1996 MCI WorldCom makes no Second Tender; or (iii) owners of a majority of the then outstanding shares of Common Stock (excluding shares held by MCI WorldCom or its affiliates) reject the Second Tender. The Company's purchase price for the 1996 MCI WorldCom Securities will be as follows:

     (a) If MCI WorldCom fails to make the First Tender, an amount equal to the Tender Valuation (or the spread between the Tender Valuation and the exercise price in the case of warrants).

     (b) If the First Tender is rejected by the Company's shareholders and MCI WorldCom does not make the Second Tender, an amount equal to the purchase price offered by MCI WorldCom in the First Tender (or the spread between the offer price and the exercise price in the case of warrants).

     (c) If the Second Tender is rejected by the Company's shareholders, an amount equal to the purchase price offered by MCI WorldCom in the Second Tender (or the spread between the offer price and the exercise price in the case of warrants).

     The Company will have nine months in which to pay the purchase price for the 1996 MCI WorldCom Securities. From the time the obligation of the Company to purchase the 1996 MCI WorldCom Securities arises until the expiration of such nine-month period, Edward J. Driscoll III and Allen L. Witters will jointly hold a limited proxy with regard to all of the 1996 MCI WorldCom Securities. If the Company fails to timely pay the purchase price for the 1996 MCI WorldCom Securities, MCI WorldCom will be relieved of all obligations to sell such securities to the Company, the Company will have no right to cause MCI WorldCom to sell such securities and the Company will not be obligated to pay the purchase price for such securities. The parties have agreed to waive their respective obligations thereunder if the Company determines to become, and thereafter becomes, a publicly-held company.

     In December 1996, MCI WorldCom, Edward J. Driscoll III and Allen L. Witters executed a Right of Refusal Agreement which provides: (i) for a restriction on transfer by Mr. Driscoll and Mr. Witters of the shares of Common Stock of the Company held by them as of the date thereof (the "Subject Shares") and (ii) that in the event Mr. Driscoll or Mr. Witters desires to sell his Subject Shares, then he shall offer to the other a right of first refusal and, in the event the other does not elect to purchase such Subject Shares, he shall offer to MCI WorldCom a right of second refusal.

     In September 1997, the Company entered into the Revolving Credit Facility. The maximum amount that can be borrowed under the Revolving Credit Facility is $25.0 million. MCI WorldCom has guaranteed the payment of all amounts owed under the Revolving Credit Facility, and, accordingly, the Company must obtain MCI WorldCom's consent prior to obtaining any advances under the Revolving Credit Facility. At December 31, 1998, the amount outstanding under the Revolving Credit Agreement was $24,000,000. In consideration of MCI WorldCom's guaranty, the Company granted to MCI WorldCom 8,396,170 Class A warrants and 14,204,835 Class B warrants to purchase shares of Common Stock at an initial exercise price of $3.90 per share, subject to adjustment in the event of stock splits, reorganizations or recapitalizations. The Class A warrants may be exercised at any time on or before December 31, 2000. The Class B warrants begin to vest after September 1999 depending upon the outstanding balance under the Revolving Credit Facility at certain times and whether certain qualified repayments are made thereunder. If the Company repays all obligations under the Revolving Credit Facility prior to September 1999 with certain qualified repayments, no Class B warrants will vest. The Company intends to repay all obligations thereunder prior to the September 1999 vesting date of the Class B warrants.
The Class A warrants and Class B warrants are subject to certain registration rights.

     MCI WorldCom has also guaranteed the performance of the Company's obligations under a Service Provision Agreement, dated July 18, 1997, between the Company and Time.

     The Company has entered into service arrangements with MCI WorldCom, including an Application for Data Services pursuant to which MCI WorldCom provides the Company with interexchange telecommunications service, frame relay service and ATM service, and co-location agreements pursuant to which the Company leases space for its Distribution Hubs. The Company believes that these arrangements are on terms that are similar to those that could be obtained from an independent third party on an arm's-length basis. Pursuant to the Company's agreements with MCI WorldCom, the Company has guaranteed monthly usage levels of data communications with MCI WorldCom totaling in aggregate approximately $4.1 million, $2.8 million and $1.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. In the event these agreements are terminated prior to their expiration date, the Company will be liable to MCI WorldCom for termination contingencies totaling in aggregate approximately $4.4 million, $2.6 million and $1.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company's data communications expense under telecommunication contracts with MCI WorldCom was approximately $342,573, $5.5 million and $11.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, in connection with the issuance of the 1999 MCI WorldCom Convertible Note, the Company has agreed to make available to MCI WorldCom certain technology developed by the Company to be integrated with MCI WorldCom's infrastructure and product/service suites on terms mutually acceptable to each of the Company and MCI WorldCom, provided that such technology is provided on such terms and conditions that are at least as favorable, when viewed in their entirety, as the Company provides (or may in the future have provided) to any other person or entity not affiliated with MCI WorldCom.

     On January 13, 1999, the Company issued the 1999 MCI WorldCom Convertible Note to MCI WorldCom in a principal amount up to $25.0 million due August 28, 1999. On January 13 and March 4, 1999, respectively, the Company borrowed $10.0 million and $15.0 million thereunder. The 1999 MCI WorldCom Convertible Note automatically converted into 2,196,317 shares of the Company's Class D Preferred Stock immediately prior to the closing of the SGI Investment. The Class D Preferred Stock is immediately convertible in the aggregate into approximately 2.9% of the Common Stock (calculated on a fully diluted basis). In connection with the issuance of the 1999 MCI WorldCom Convertible Note, the Company also issued the 1999 MCI WorldCom Warrants to MCI WorldCom. The Class D Preferred Stock and the 1999 MCI WorldCom Warrants are subject to certain registration rights.

     On March 4, 1999, the Company consummated the SGI Investment pursuant to which SGI purchased (a) 5,710,425 shares of the Class B Preferred Stock and (b) 878,527 shares of the Class C Preferred Stock, which Class B Preferred Stock and Class C Preferred Stock are convertible in the aggregate into approximately 8.7% of the Common Stock (calculated on a fully diluted basis); provided that the Class C Preferred Stock may not be converted until the earlier of September 4, 2000 or a public offering of the Common Stock at a minimum specified price. The Class B Preferred Stock and the Class C Preferred Stock are subject to certain registration rights.

     SGI, as the holder of Class B Preferred Stock has the exclusive right, voting separately as a class, to elect one member to the Company's Board of Directors.

     In consideration for the SGI Preferred Stock, the Company has received $75.0 million, of which $35.0 million was paid in cash and $40.0 million was paid by way of transfer to the Company of SGI's corporate campus office facility located in Eagan, Minnesota. See "Properties."

     In connection with the SGI Investment, SGI and the Company entered into the Preferred Provider Agreement, pursuant to which the Company has developed a list of existing SGI customers in the entertainment industry which the Company believes represents a significant sales revenue opportunity for it over the next three years. The Company and SGI have agreed to jointly develop a marketing, sales and implementation plan to address these accounts, including field resource commitments, compensation to SGI for field activities and professional services, and such other matters applicable to the sale of the WAM!NET Service to such potential customers. In addition, SGI and the Company intend to explore a broader strategic relationship that the Company believes will enable it to obtain the benefit of SGI's presence in the entertainment industry and other selected commercial accounts.

     Pursuant to the Preferred Provider Agreement, the Company has agreed to purchase hardware, software and services from SGI over a four year period with a firm commitment to purchase $35 million during the period commencing December 1, 1998 and ending December 31, 2000. The Company has the ability to purchase such products at prices based on SGI's most favored pricing models. The Company believes that the discounted prices, reduced commissions and lower servicing fees for such products will result in lower network operations expenses in the future.

     Immediately prior to the issuance of the SGI Preferred Stock, MCI WorldCom
(a) converted the 1999 MCI WorldCom Convertible Note into 2,196,317 shares of Class D Preferred Stock which are immediately convertible into approximately 2.9% of the Common Stock calculated on a fully diluted basis, and (b) exchanged 100,000 shares (100%) of the Company's Class A Preferred Stock, par value $10.00 per share (which had entitled MCI WorldCom to elect a majority of the members of the Company's Board of Directors), into 115,206 shares (100%) of 1999 Class A Preferred Stock, par value $10.00 per share (the "1999 Class A Preferred Stock") (which now entitles MCI WorldCom to elect the largest whole number that is less than a majority of all of the members of the Company's Board of Directors).

     Concurrently with the closing of the SGI Investment, SGI, MCI WorldCom and the Company entered into a Stockholder's Agreement, dated as of March 4, 1999 (the "1999 Stockholders Agreement") pursuant to which SGI and MCI WorldCom have each agreed to provide the other party with certain tag-along rights with respect to the transfer of any shares of the SGI Stock or the Class D Preferred Stock. In addition, the parties agreed that the terms of future material agreements between the Company and MCI WorldCom must be approved by a majority of the disinterested directors of the Company.

     Edward J. Driscoll, Jr., purchased 250,000 shares of Common Stock at the Company's inception in 1994. As consideration for such shares, Mr. Driscoll paid the Company $500 and agreed to provide certain consulting services to the Company. In January 1998, Mr. Driscoll was granted an option to purchase up to 200,000 shares of the Company's Common Stock at a price of $3.90 per share as partial consideration for his agreement to provide certain services to the Company. Mr. Driscoll is a shareholder of Larkin, Hoffmann, Daly & Lindgren, Ltd., which provides certain legal services to the Company. Mr. Driscoll is the father of Edward J. Driscoll III, the Company's Chairman of the Board, President and Chief Executive Officer.

     George H. Frisch, who provides certain legal services to the Company, purchased 250,000 shares of Common Stock at the Company's inception in 1994. As consideration for such shares, Mr. Frisch paid the Company $500 and agreed to provide certain legal services to the Company. In November 1995, Mr. Frisch was granted warrants to purchase an additional 150,000 shares of the Company's Common Stock at the price of $0.60 per share as partial consideration for his agreement to provide additional legal services to the Company. In addition, Mr. Frisch was granted, in July 1997, an option to purchase up to 100,000 shares of the Company's Common Stock at a price of $0.96 per share and Mr. Frisch was granted, in January 1998, an option to purchase up to 200,000 shares of the Company's Common Stock at a price of $3.90 per share, in each case as partial consideration for his agreement to provide additional legal services to the Company.

     The Company's marketing services were performed by Kauffman Marketing Group, Inc. from November 1995 to December 1997. The former President of Kauffman Marketing Group, Inc., John Kauffman, joined the Company as Vice President of Strategic Marketing and Communications in December 1997. During the years ended December 31, 1995, 1996 and 1997, the Company incurred marketing expenses of approximately $0.0, $0.3 million and $1.6 million, respectively, to such firm for marketing services. In addition, Mr. Kauffman was granted, in July 1997, an option to purchase up to 225,000 shares of Common Stock at a price of $0.96 per share and Mr. Kauffman was granted, in January 1998, an option to purchase up to 350,000 shares of Common Stock at a price of $3.90 per share.

     In consideration for David Townend's sale of 31,680,000 ordinary shares of 4-Sight Limited to the Company and its subsidiaries in connection with the 4-Sight Acquisition, Mr. Townend received $7,991,094 and 1,317,300 shares of Common Stock. In addition, Mr. Townend is entitled to receive 48.95% of the 750,000 shares of Common Stock which comprises the deferred consideration for the purchase of 4-Sight Limited, which shares are conditioned upon the achievement of certain revenue goals by the Company following the 4-Sight Acquisition.

                                   PART III



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K-.

(a)  Financial Statements.  See index immediately following signature page.



(b)  Reports on Form 8-K

       No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)  Exhibits

2.1   (1)  Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders listed therein.

2.2   (1)  Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications Corporation, NetCo Acquiring Corporation, FreeMail, Inc. and the shareholders listed therein.

3.1   (1)  Amended and Restated Articles of Incorporation of the Company.

3.2   (1)  By-Laws of the Company.

4.1   (1)  Indenture dated as of March 5, 1998, between the Company, as Issuer, and First Trust National Association, as Trustee.

4.2a  (1)  Certificate for the Rule 144A Original Notes ($200,000,000).

4.2b  (1)  Certificate for the Rule 144A Original Notes ($8,030,000).

4.3   (1)  Certificate for the Regulation S Original Notes.

4.4   (1)  Certificate for the Rule 144A Warrants.

4.5   (1)  Certificate for the Regulation S Warrants.

4.6a  (1)  Rule 144A Unit Certificate. (200,000 Units)

4.6b  (1)  Rule 144A Unit Certificate. (8,030 Units)

4.7   (1)  Certificate for the Regulation S Units.

4.8   (1)  Form of Certificate for the Exchange Notes (incorporated herein by reference and included in Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with Securities and Exchange Commission on May 28, 1998).

4.9   (1)  Common Stock Certificate.

4.10  (1)  Registration Rights Agreement, dated March 5, 1998, among the Company and Merrill Lynch Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc.

4.11  (1)  Common Stock Registration Rights Agreement, dated as of March 5,
           1998, among the Company, WorldCom Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc.

4.12  (1)  Warrant Agreement, dated as of March 5, 1998, by and between the
           Company and First Trust National Association, as Warrant Agent, to purchase common stock of the Company.

4.13 Certificate Representing 100,000 Shares of Class A Preferred Stock of the Company issued to WorldCom Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.5 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).

4.14 Warrants to purchase 4,157,500 Shares of Common Stock of the Company exercisable on or before December 31, 2000, issued to WorldCom Inc. on December 16, 1996 (Incorporated herein by reference to exhibit
           10.6 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).

4.15 Certificate for 13.25% Subordinated Unsecured Convertible Note due August 28, 2005 ($25,000,000 Note) issued to MCI WorldCom, Inc. on January 13, 1999.

4.16 Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B Warrants to purchase Common Stock of the Company, issued to WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).

4.17 Subordinate Unsecured Convertible Note and Warrant Purchase Agreement between the Company and MCI WorldCom, Inc. dated January 13, 1999.

4.18 Preferred Stock Purchase Agreement by and between the Company and Silicon Graphics, Inc. dated as of March 3, 1999.

4.19 Certificate for 150,000 Warrants to purchase shares of Common Stock for the purchase price of $.01 per share dated January 13, 1999.

4.20 Certificate of Designation of Rights and Preferences of Class A Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of this State of Minnesota on March 5, 1999.

4.21 Certificate of Designation of Rights and Preferences of Class B Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.22 Certificate of Designation of Rights and Preferences of Class C Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.23 Certificate of Designation of Rights and Preferences of Class D Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.24 Certificate representing 115,206 shares of Class A Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.

4.25 Certificate representing 5,710,425 shares of Class B Convertible Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.

4.26 Certificate representing 878,527 shares of Class C Convertible Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.

4.27 Certificate representing 2,196,317 shares of Class D Convertible Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.

4.28 Stockholders Agreement by and among the Company, Silicon Graphics, Inc. and MCI WorldCom, Inc. dated as of March 4, 1999.

4.29 Class A Preferred Stock Exchange Agreement by and between the Company and MCI WorldCom, Inc. dated as of March 4, 1999.

4.30 Class D Preferred Stock Conversion Agreement by and between the Company and MCI WorldCom, Inc. dated as of March 4, 1999.

10.1  (1)  Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First National Bank of Chicago, as Agent, dated as of September 26, 1997.

10.2  (1)  Ten Percent Convertible Note Purchase Agreement between the Company and WorldCom Inc. dated September 12, 1996 ($5,000,000 Note).

10.3  (1)  Preferred Stock, Subordinated Note and Warrant Purchase Agreement
           between the Company and WorldCom Inc. dated November 14, 1996.

10.4  (1)  $28,500,000 Seven Percent Subordinated Note due December 31, 2003,
           payable to WorldCom Inc.

10.5       Intentionally omitted.

10.6       Intentionally omitted.

10.7  (1)  Right of Refusal Agreement Among WorldCom Inc., Edward Driscoll III
           and Alan L. Witters dated December 16, 1996.

10.8  (1)  Guaranty Agreement dated September 26, 1997, by and between the
           Company and WorldCom Inc.

10.9       Intentionally omitted.

10.10 (1)  Sublease dated September 24, 1997 between the Company and 1250895
           Ontario Limited, relating to the property located at 6100 110th Street West, Bloomington, Minnesota.

10.11 (1)  Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time Inc.

10.12 (1)  Standby Agreement dated as of July 19, 1997 by and between WorldCom
           Inc. and Time Inc.

10.13 (1)  Employment Agreement dated as of November 14, 1996, by and between the Company and Edward J. Driscoll III.

10.14 (1)  Employment Agreement dated as of November 14, 1996, by and between the Company and Allen Witters.

10.15 (1)  Employment Agreement dated as of April 16, 1996, by and between the
           Company and James R. Clancy.

10.16 (1)  Employment Agreement dated as of May 10, 1995, as amended, by and between the Company and Mark Marlow.

10.17 (1)  Agreement dated February 11, 1998 between the Company and WorldCom,
           Inc. modifying certain terms of the (i) 10% Convertible Subordinated Note, due September 30, 1999, (ii) 7% Subordinated Note, due December 31, 2003, and (iii) 100,000 shares of Series A Preferred Stock, all of which are held by MCI

           WorldCom, Inc. (incorporated herein by reference to exhibit No. 4.17 to the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28,
           1998)

10.18 (1)  1994 Stock Option Plan

10.19 (1)  Amended and Restated 1994 Stock Option Plan

10.20 (1)  1998 Combined Stock Option Plan.

10.21 (1)  Agreement dated June 5, 1997 between the Company and WorldCom, Inc.
           regarding data services provided by WorldCom, Inc. to the Company.

10.22      Intentionally omitted

10.23 Sale and Purchase Agreement by and between Silicon Graphics, Inc., on behalf of itself and its wholly-owned subsidiary, Cray Research, L.L.C., and the Company dated as of March 4, 1999.

10.24 Lease by and between the Company and Silicon Graphics, Inc. on behalf of itself and its wholly-owned subsidiary, Cray Research, L.L.C., with respect to the Company's corporate campus facility located in Eagan, Minnesota dated as of March 4, 1999.

10.25 Employment Agreement dated January 1, 1998 by and between John R. Kauffman and the Company.

10.26 Employment Agreement dated November 3, 1997 by and between David T. Ottinger and the Company.

10.27 Employment Agreement dated September 8, 1998 by and between the Bradley E. Sparks and the Company.

12.1       Statement re:  Computation of Ratios.

21.1       List of Subsidiaries of the Company.

23.1       Consent of Ernst & Young LLP

27.1       Financial Data Schedule.

________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.

          IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Factors which could cause or contribute to such differences include, but are not limited to: (1) the ability of the Company to consummate acquisitions, integrate such acquisitions into existing operations, manage expansion, achieve operating efficiencies and control costs in its operations;
(2) the Company's success in retaining key employees, including its Chief Executive Officer and Chief Financial Officer and the senior management teams of its primary operating units; (3) pressures from competitors with greater resources than those of the Company, as well as competitive pressures arising from changes in technology and customer requirements; (4) the availability of raw intellectual property information from alternative sources for little or no cost; (5) disruptions to operations resulting from Year 2000 issues that might originate with third parties; and (6) the concentration of ownership among the certain stockholders such as MCI WorldCom and SGI who have the ability to control the Company, including the election of directors and the direction of the affairs and operations of the business. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1998.

                                      WAM!NET INC.

                                      By: /s/ Bradley E. Sparks
                                         ___________________________
                                      Name:  Bradley E. Sparks
                                      Title: Executive Vice President and Chief
                                             Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                                     Title               Date

/s/ Edward J. Driscoll III         Chairman of the Board,         March 31, 1999
_________________________________  Chief Executive Officer,
Edward J. Driscoll III             President and Treasurer


/s/ Robert L. Hoffman              Director                       March 31, 1999
_________________________________
Robert L. Hoffman


/s/ Curtis G. Gray                 Director                       March 31, 1999
_________________________________
Curtis G. Gray


/s/ K. William Grothe, Jr.         Director                       March 31, 1999
_________________________________
K. William Grothe, Jr.


/s/ Susan Mayer                    Director                       March 31, 1999
_________________________________
Susan Mayer

                                 WAM!NET INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...........................................  F-1

Consolidated Financial Statements

Consolidated Balance Sheets..............................................  F-2
Consolidated Statements of Operations....................................  F-4
Consolidated Statements of Shareholders' Deficit.........................  F-5
Consolidated Statements of Cash Flows....................................  F-6
Notes to Consolidated Financial Statements...............................  F-8

                        Report of Independent Auditors


Board of Directors
WAM!NET Inc.

We have audited the accompanying consolidated balance sheets of WAM!NET Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WAM!NET Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 19, 1999

                                  WAM!NET Inc.

                          Consolidated Balance Sheets

                   (Dollars in thousands, except share data)


                                                                    DECEMBER 31
                                                                1997            1998
                                                         --------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                         $   274       $  6,272
 Accounts receivable, net of allowance of $40 and $430,
  respectively                                                         459          3,466
 Inventory                                                               -          1,534
 Prepaid expenses and other current assets                             554          3,187
                                                          -------------------------------
Total current assets                                                 1,287         14,459

Property and equipment:
 Network equipment                                                  15,618         51,512
 Other support equipment                                             5,242         18,046
 Furniture and fixtures                                              1,078          2,802
 Leasehold improvements                                                259          6,506
                                                          -------------------------------
                                                                    22,197         78,866
 Accumulated depreciation                                            2,877         16,399
                                                          -------------------------------
                                                                    19,320         62,467
Goodwill, net of accumulated amortization of $6 and
 $5,308, respectively                                                  479         27,734
Deferred financing charges, net of accumulated
 amortization of $1,624 and $5,959, respectively                     8,048         20,183
Other assets                                                             -            616
                                                          --------------------------------
Total assets                                                       $29,134       $125,459
                                                          ================================

                                                                      DECEMBER 31
                                                                 1997              1998
                                                         -----------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                                 $  2,460         $  17,098
 Accrued salaries and wages                                            360             4,801
 Accrued expenses                                                    2,159             3,176
 Current portion of equipment financing and obligations
 under capitalized leases                                            3,129             5,324
                                                          -----------------------------------
Total current liabilities                                            8,108            30,399

Long-term debt:
 13.25% Senior Discounted Notes                                          -           138,975
 Line of credit                                                     18,800            24,000
 Equipment financing                                                 6,434            13,536
 Subordinated notes payable                                         25,463            27,403

Redeemable Preferred Stock, Class A, $10.00 par value:
 Authorized, issued and outstanding shares - 100,000                 1,000             1,000

SHAREHOLDERS' DEFICIT
Undesignated shares, $.01 par value - 49,500,000
Common Stock, $.01 par value:
 Authorized shares - 450,000,000
 Issued and outstanding shares - 6,699,740 and 9,288,194
  at December 31, 1997 and 1998                                         67                93
 Additional paid-in capital                                         11,771            54,302
 Accumulated deficit                                               (42,509)         (164,387)
 Other accumulated comprehensive income                                  -               138
                                                         -----------------------------------
Total shareholders' deficit                                        (30,671)         (109,854)
                                                         -----------------------------------
Total liabilities and shareholders' deficit                       $ 29,134         $ 125,459
                                                         ===================================

See accompanying notes.

                                  WAM!NET Inc.

                     Consolidated Statements of Operations

            (Dollars in thousands, except share and per share data)


                                                            YEAR ENDED DECEMBER 31
                                                   1996              1997              1998
                                           -----------------------------------------------------
Revenues:
 WAM!NET revenues                                 $      110        $    1,628        $    8,776
 Less rebates                                              -              (150)           (1,977)
                                           -----------------------------------------------------
Net WAM!NET user fees                                    110             1,478             6,799
Software and hardware sales                                -                 -            10,830
Other services fees                                      169                77                 -
                                           -----------------------------------------------------
Total revenues                                           279             1,555            17,629

Operating expenses:
 Network communication fees                              816             7,364            18,259
 Cost of software and hardware                             -                 -             3,537
 Network operations                                    1,109             7,478            29,705
 Sales and marketing                                   2,054             9,207            21,996
 General and administrative                            2,610             4,320            28,816
 Depreciation and amortization                           447             2,668            17,668
                                           -----------------------------------------------------
                                                       7,036            31,037           119,981
                                           -----------------------------------------------------
Loss from operations                                  (6,757)          (29,482)         (102,352)

Other income (expense):
 Interest income                                          64               202             1,748
 Interest (expense)                                     (903)           (4,356)          (22,626)
                                           -----------------------------------------------------
 Net loss before income tax benefit                   (7,596)          (33,636)         (123,230)
 Income tax benefit                                        -                 -             1,352
                                           -----------------------------------------------------
Net loss                                              (7,596)          (33,636)         (121,878)
Less preferred dividends                                   -               (70)              (70)
                                           -----------------------------------------------------
Net loss applicable to common stock               $   (7,596)       $  (33,706)       $ (121,948)
                                           =====================================================

Net loss applicable per common share -
 basic and diluted                                    $(1.18)           $(5.19)          $(13.87)
                                           =====================================================

Weighted average number of common shares
 outstanding                                       6,445,785         6,496,345         8,793,961
                                           =====================================================

See accompanying notes.

                                 WAM!NET Inc.

               Consolidated Statements of Shareholders' Deficit

                                (In thousands)


                                                                                                       ADDITIONAL
                                                                                    COMMON STOCK         PAID-IN    ACCUMULATED
                                                                                 ------------------
                           DESCRIPTION                                            ISSUED     AMOUNT      CAPITAL      DEFICIT
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                                       6,415       $64      $   863       $  (1,277)
  Payments received on stock subscriptions                                             -         -            -               -
  Value of warrants issued in connection
     with bridge financing in July                                                     -         -          121               -
  Value of warrants issued in connection with
     subordinated notes in March, June and December                                    -                  5,040
  Value of warrants issued for services rendered                                       -         -           15               -
  Value of warrants issued in connection with equipment lease                          -         -           14               -
  Issuance of Common Stock upon debt conversion in July,
     conversion price of $1.90 per share                                              65         1           24               -
  Payments received on sale of stock warrants                                          -         -           48               -
  Net loss                                                                             -         -            -          (7,596)
                                                                                 ----------------------------------------------
Balance at December 31, 1996                                                       6,480        65        6,125          (8,873)
  Accumulated and unpaid dividends in connection with Preferred Stock                  -         -          (70)              -
  Amortization of stock options                                                        -         -          426               -
  Value of warrants issued in connection with line of credit in September              -         -        4,766               -
  Issuance of Common Stock upon merger with FreeMail                                 125         1          487               -
  Issuance of Common Stock upon debt conversion in December,
     conversion price of $1.90 per share                                              65         1           24               -
  Exercise of stock options                                                           30         -           13               -
  Net loss                                                                             -         -            -         (33,636)
                                                                               ------------------------------------------------
Balance at December 31, 1997                                                       6,700        67       11,771         (42,509)
  Accumulated and unpaid dividends in connection with Preferred Stock                  -         -          (70)              -
  Amortization of stock options                                                        -         -       12,538               -
  Value of warrants issued in connection with Senior Discounted Notes                  -         -       10,047               -
  Issuance of Common Stock upon merger with 4-Sight                                2,500        25       19,975               -
  Issuance of Common Stock upon debt conversion in December                           65         1           24               -
  Exercise of stock options                                                           23         -           17               -
  Comprehensive loss:
    Net loss                                                                           -         -            -        (121,878)
    Foreign currency translation adjustment                                            -         -            -               -

  Total comprehensive loss                                                       ----------------------------------------------
Balance at December 31, 1998                                                       9,288       $93      $54,302       $(164,387)
                                                                                 ==============================================

                                                                                              ACCUMULATED
                                                                               COMMON            OTHER
                                                                               STOCK         COMPREHENSIVE
                           DESCRIPTION                                       SUBSCRIPTION        INCOME       TOTAL
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                                   $(20)           $   -          $   (370)
  Payments received on stock subscriptions                                       20                -                20
  Value of warrants issued in connection
     with bridge financing in July                                                -                -               121
  Value of warrants issued in connection with
     subordinated notes in March, June and December                               -                -             5,040
  Value of warrants issued for services rendered                                  -                -                15
  Value of warrants issued in connection with equipment lease                     -                -                14
  Issuance of Common Stock upon debt conversion in July,
     conversion price of $1.90 per share                                          -                -                25
  Payments received on sale of stock warrants                                     -                -                48
  Net loss                                                                        -                -            (7,596)
                                                                             -----------------------------------------
Balance at December 31, 1996                                                      -                -            (2,683)
  Accumulated and unpaid dividends in connection with Preferred Stock             -                -               (70)
  Amortization of stock options                                                   -                -               426
  Value of warrants issued in connection with line of credit in September         -                -             4,766
  Issuance of Common Stock upon merger with FreeMail                              -                -               488
  Issuance of Common Stock upon debt conversion in December,
     conversion price of $1.90 per share                                          -                -                25
  Exercise of stock options                                                       -                -                13
  Net loss                                                                        -                -           (33,636)
                                                                            ------------------------------------------
Balance at December 31, 1997                                                      -                -           (30,671)
  Accumulated and unpaid dividends in connection with Preferred Stock             -                -               (70)
  Amortization of stock options                                                   -                -            12,538
  Value of warrants issued in connection with Senior Discounted Notes             -                -            10,047
  Issuance of Common Stock upon merger with 4-Sight                               -                -            20,000
  Issuance of Common Stock upon debt conversion in December                       -                -                25
  Exercise of stock options                                                       -                -                17
  Comprehensive loss:
    Net loss                                                                      -                -          (121,878)
    Foreign currency translation adjustment                                       -              138               138
                                                                                                             ---------
  Total comprehensive loss                                                                                     121,740
                                                                             -----------------------------------------
Balance at December 31, 1998                                                      -             $138         $(109,854)
                                                                             =========================================

See accompanying notes.

                                  WAM!NET Inc.

                     Consolidated Statements of Cash Flows

                             (Dollars in thousands)


                                                                                        YEAR ENDED DECEMBER 31
                                                                                 1996            1997            1998
                                                                               ----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $(7,596)       $(33,636)      $(121,878)
Adjustments to reconcile net loss to net cash used in operating activities:
   Noncash interest expense, including related warrant values                       306           1,624          18,295
    Value of stock options issued to employees and consultants                       15             426          12,522
    Depreciation and amortization                                                   447           2,668          17,814
    Loss on disposal of property and equipment                                        -             797              69
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (14)           (386)            647
      Inventory                                                                                                    (467)
      Prepaid expenses and other assets                                            (111)           (415)         (7,957)
      Accounts payable                                                              338           1,832          14,795
      Accrued expenses                                                              397           3,173          10,282
                                                                               ----------------------------------------
Net cash used in operating activities                                            (6,218)        (23,917)        (55,878)

INVESTING ACTIVITIES
Purchases of property and equipment                                              (4,244)        (16,599)        (54,584)
Patent expenditures                                                                   -               -            (370)
Purchase of investments                                                          (1,000)              -               -
Purchase of 4-Sight (net of cash acquired)                                                                      (16,350)
Proceeds from sale of investments                                                     -           1,000               -
                                                                               ----------------------------------------
Net cash used in investing activities                                            (5,244)        (15,599)        (71,304)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                   20               -               -
Proceeds from sale of common stock warrants                                          48               -               -
Proceeds from sale of preferred stock                                             1,000               -               -
Proceeds from subordinated notes payable                                         24,000               -               -
Payment of subordinated notes payable                                              (250)              -               -
Proceeds from exercise of stock options                                               -               -              15
Proceeds from 13.25% Senior Discounted Notes                                          -               -         120,626
Proceeds from line of credit                                                          -          18,800          29,203
Payment on line of credit                                                             -               -         (24,003)
Proceeds from bridge financing                                                    4,100          10,000               -
Payments on bridge financing                                                     (4,525)        (11,075)              -
Proceeds from equipment financing                                                   245           8,158          14,348
Payments on equipment financing                                                     (60)           (537)         (4,995)
Capitalized financing costs                                                           -               -          (2,377)
                                                                               ----------------------------------------
Net cash provided by financing activities                                        24,578          25,346         132,817
Effect of foreign currencies on cash                                                  -               -             363
                                                                               ----------------------------------------
Increase (decrease) in cash and cash equivalents                                 13,116         (14,170)          5,998
Cash and cash equivalents at beginning of year                                    1,328          14,444             274
                                                                               ----------------------------------------
Cash and cash equivalents at end of year                                        $14,444        $    274       $   6,272
                                                                               ========================================

See accompanying notes.

                                 WAM!NET Inc.

                            (Dollars in thousands)


                                                                            YEAR ENDED DECEMBER 31
                                                                    1996             1997           1998
                                                                  ----------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Value of interest cost assigned to warrants                         $5,176          $4,766         $10,047
Equipment financed through equipment financing                           -           1,764               -
Conversion of accrued interest to subordinated debt                      -           1,363           1,965
Issuance of common stock relating to acquisition                         -             488          20,000
Cashless exercise of stock options                                       -              13               -
Conversion of convertible subordinated debenture for
 common stock                                                           25              25              25
Equipment financed through capital leases                              239               -               -

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                 358           1,208           2,276

See accompanying notes.

                                 WAM!NET Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

WAM!NET Inc. (the "Company") provides a managed, high speed digital data delivery network service that integrates the Company's industry-specific work flow applications with high speed storage and telephony technologies. The Company offers digital data delivery service designed to provide its subscribers with the rapid, secure, accurate and reliable transportation and management of information.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition:
FreeMail, Inc., NetCo Communications of Canada, Inc. and WAM!NET U.K. Limited (formerly 4-Sight Limited). All intercompany transactions have been eliminated.

REVENUE RECOGNITION

The Company records revenue from its digital data delivery network services on a monthly basis based upon service contracts signed with customers. The service contracts call for monthly usage amounts by the customer. The Company records the minimum monthly billing amount as revenue on a monthly basis over the life of the service contract. If a customer's usage exceeds the maximum usage specified in the service contract, the Company will record additional revenue in the month that the overage occurs. The Company does not receive initial up-front amounts or pre-payments from customers. The Company also incurs service rebates that offset the gross revenue generated by the Company. Revenue from hardware and software sales is recognized upon delivery of the hardware and software. Upon delivery of the hardware and software, the Company has no remaining obligations to the customer. Other service fees are recognized as revenue in the period the service is provided to the customer.

                                 WAM!NET Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments classified as cash equivalents consist of high grade commercial paper (A1/P1), certificates of deposit and United States Treasury Bills. Cash equivalents are considered available for sale and are stated at cost which approximates fair market value.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of three to seven years.

GOODWILL

The excess of the cost over the fair value of the net assets acquired is amortized on a straight-line basis over a period of three to five years. The Company periodically reviews the recoverability of goodwill based on estimated future cash flows from the related operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The amount of impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

                                 WAM!NET Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

PRODUCT DEVELOPMENT

Costs associated with the development of new products and services are charged to operations in the year incurred. These costs for 1996, 1997 and 1998 were $1,109,000, $3,364,000 and $13,447,000, respectively.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. The cumulative effect of foreign currency translations is the only component of other comprehensive income.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. No single customer or region represents a significant concentration of credit risk.

STOCK SPLIT

In February 1998, the Board of Directors declared a five-for-one Common Stock split effected in the form of a stock dividend. All references to number of shares, options and warrants and conversion price and exercise price per share have been adjusted to reflect this stock split on a retroactive basis.

                                 WAM!NET Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

Under Statement No. 128, Earnings per Share (Statement 128), basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share as presented is the same as basic earnings per share as the effect of outstanding options, warrants and convertible securities is antidilutive.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. CASH REQUIREMENTS

The Company continues to incur substantial operating losses as a direct result of its continuing efforts to expand its WAM!NET media network throughout North America, Europe and Asia. Net losses since the Company's inception have resulted in an accumulated deficit balance of $164.4 million. Though these losses are not unexpected, the Company's ability to continue to fund these operating losses and its ability to continue to purchase and install the required WAM!NET network hardware to provide WAM!NET services to its increasing global customer base depends on its ability to obtain additional sources of funds for working capital during 1999. Sources of such funds include but are not limited to long- and short-term secured equipment financing from vendors financial institutions and banks, long-term unsecured senior debt, long-term property mortgages on its existing facilities and the issuance of the Company's equity securities. Though the Company is optimistic regarding its ability to secure additional funding by one or more of the above sources, there can be no assurances that such funding can be obtained. From inception through December 31, 1998, the Company has derived substantially all of its operating capital from the issuance of short- and long-term debt and equity instruments. At December 31, 1998, the Company had approximately $204.9 million in long-term debt, of which approximately $5.3 million becomes payable during 1999.

                                 WAM!NET Inc.

2. CASH REQUIREMENTS (CONTINUED)

The Company's available operating capital as of March 10, 1999 as evidenced by cash, cash equivalent investments and commitments from financial institutions for additional equipment financing totaled approximately $50 million dollars. If additional sources of funding cannot be obtained, the Company would be required to significantly slow its global market penetration, network growth and product development due to a constraint of available operating capital. If the Company encounters a constraint in the availability of operating capital to fund its operations and network growth during 1999, management would implement plans to reduce cash expenditures. Management believes such reductions would leave the Company with adequate cash to continue operations through the end of 1999. The reduction of cash expenditures would have a material adverse effect on the Company's global revenue and network expansion plans. The most evident and clearly measurable impact resulting from these reductions is a significant decrease of installed network customers for the year ending December 31,1999. Material reductions to the base of installed customers slow the growth of the Company's recurring revenue stream, which is dependent upon customer utilization of the Company's excess network capacity. Reductions in network utilization directly impact network revenue and may ultimately defer attainment of overall profitability from the Company's WAM!NET transport products. Another definable impact of the above outlined expenditure reductions, would be material delays in software product development, the impact of which may further erode customer retention and network utilization.

                                 WAM!NET Inc.

3. LONG-TERM DEBT

EQUIPMENT FINANCING NOTES PAYABLE

Equipment financing notes payable consist of the following:

                                                                                    DECEMBER 31
                                                                               1997             1998
                                                                        ----------------------------------
FINOVA Technology Finance; installment note; monthly payments of
 $43,000 and an additional final installment of $242,000 including
 interest imputed at 13.44%; secured by equipment; due April 2001              $1,518,000       $1,152,000

FINOVA Technology Finance; installment note; monthly payments of
 $91,000 and an additional final installment of $509,000 including
 interest imputed at 13.35%; secured by equipment; due May 2001                 3,248,000        2,486,000

FINOVA Technology Finance; installment note; monthly payments of
 $120,000 and an additional final installment of $627,000 including
 interest imputed at 11.75%; secured by equipment; due October 2002                     -        4,675,000

Transamerica Business Credit; installment note; monthly payments of
 $46,000 and an additional final installment of $207,000 including
 interest imputed at 13.53%; secured by equipment; due May 2001                 1,606,000        1,250,000

Transamerica Business Credit; installment note; monthly payments of
 $42,000 and an additional final installment of $187,000 including
 interest imputed at 13.43%; secured by equipment; due May 2001                 1,457,000        1,133,000

Transamerica Business Credit; installment note; monthly payments of
 $41,000 and an additional final installment of $184,000 including
 interest imputed at 13.11%; secured by equipment; due May 2001                         -        1,138,000

Transamerica Business Credit; installment note; monthly payments of
 $11,000 and an additional final installment of $48,000 including
 interest imputed at 12.88%; secured by equipment; due July 2001                        -          302,000

Transamerica Business Credit; installment note; monthly payments of
 $75,000 and an additional final installment of $352,000 including
 interest imputed at 11.66%; secured by equipment; due October 2001                     -        2,348,000

Transamerica Business Credit; installment note; monthly payments of
 $40,000 and an additional final installment of $187,000 including
 interest imputed at 11.66%; secured by equipment; due October 2001                     -        1,245,000

                                 WAM!NET Inc.

3. LONG-TERM DEBT (CONTINUED)

                                                                                     DECEMBER 31
                                                                                1997             1998
                                                                        -----------------------------------
Transamerica Business Credit; installment note; monthly payments of
 $19,000 and an additional final installment of $88,000 including interest imputed at 11.65%; secured by equipment; due December 2001
                                                                          $              -      $   609,000

Leasetec Corporation; installment note; monthly payments of $47,000
 including interest imputed at 13.50%; unsecured; due December 1998                521,000                -

Leasetec Corporation; installment note; monthly payments of $83,000
 including interest imputed at 13.50%; unsecured; due April 1999                 1,123,000          243,000

Icon Funding Corp.; installment note; monthly payments of $39,000 including interest imputed at 12.57%; secured by equipment; due July
 2002                                                                                    -        1,319,000

Icon Funding Corp.; installment note; monthly payments of $28,000 including interest imputed at 12.57%; secured by equipment; due July
 2002                                                                                    -          960,000
                                                                        -----------------------------------
                                                                                 9,473,000       18,860,000
Less current portion                                                             3,039,000        5,324,000
                                                                        -----------------------------------
                                                                                $6,434,000      $13,536,000
                                                                        ===================================

Maturities of equipment notes payable as of December 31, 1998 are as follows:

1999                                                                         $ 5,324,000
2000                                                                           5,759,000
2001                                                                           5,896,000
2002                                                                           1,881,000
                                                                             $18,860,000
                                                                       =================

                                 WAM!NET Inc.

3. LONG-TERM DEBT (CONTINUED)

SENIOR DISCOUNT NOTES

On March 5, 1998, the Company sold 208,530 Units consisting of $1,000 principal amount at maturity 13 1/4% Senior Discount Notes due 2005 ("Notes") and three warrants. The aggregate principal amount of the Notes payable at maturity is $208.6 million. The sale of the Units resulted in net proceeds to the Company of $120.6 million. Cash interest does not accrue nor is it payable on the Notes prior to March 1, 2002. Thereafter, cash interest on the Notes will accrue on the Notes at a rate of 13 1/4% per annum (calculated on a semiannual bond equivalent basis) and will be payable semiannually in arrears on March 1 and September 1 of each year, commencing September 1, 2002.

In connection with the Notes, the Company issued 625,590 warrants to purchase a total of 1,257,436 shares of Common Stock. Each warrant entitles the holder to purchase 2.01 shares of Common Stock at an exercise price of $.01 per share. The warrants were deemed to have a value of $10 million, which is being amortized as interest expense over the life of the Notes.

LINE OF CREDIT AGREEMENT

In September 1997, the Company entered into a three year $25 million line of credit agreement with a bank. The line of credit is guaranteed by MCI WorldCom and the Company must obtain MCI WorldCom's consent prior to each borrowing under the line. At December 31, 1998, the amount outstanding on the line of credit was $24 million. The line of credit has both Eurodollar and Floating Rate advances. The Eurodollar and Floating Rate accrue interest at 55 basis points above LIBOR (5.12% at December 31, 1998) and prime (8.5% at December 31, 1998), respectively. Interest on the LIBOR borrowings is payable upon maturity and on the prime borrowings is payable quarterly.

                                 WAM!NET Inc.

3. LONG-TERM DEBT (CONTINUED)

In connection with MCI WorldCom's guarantee of the line of credit agreement, the Company issued Class A warrants to purchase 8,396,170 common shares and Class B Warrants to purchase 14,204,835 common shares at an initial exercise price of $3.90 per share. The Class A warrants were immediately exercisable and expire on December 31, 2000. The Class A warrants were deemed to have a value of $4.77 million which is being amortized as interest expense over the life of the agreement. Amortization of the warrants for the year ended December 31, 1998 was $1,589,000. The Class B warrants are exercisable based on a calculation that factors the outstanding balance and repayments made on the line of credit during the final 12 months of the agreement. The Class B warrants expire on December 31, 2000. It is management's intention to fully repay the credit facility before the final 12 months of the agreement by the end of the second quarter 1999. The Class B warrants were deemed to have no value based on management's intentions and the unpredictability of the factors used to calculate the number of warrants exercisable.

4. BRIDGE FINANCING

On December 29, 1995, the Company entered into a bridge financing agreement (Bridge Loan) which provided funding up to $1.6 million. The Bridge Loan accrued interest at 10% per annum and was payable on the earlier of December 31, 1996 or the date of closing of a qualifying preferred stock financing. In connection with the financing, the Company granted warrants to purchase 1,600,000 shares of common stock at $1.00 per share. The warrants were deemed to have a value of $109,000 which was recorded as interest expense over the life of the Bridge Loan. Additionally, the Company granted the placement agent warrants to purchase 160,000 shares of common stock at $1.00 per share exercisable over five years.

                                 WAM!NET Inc.

4. BRIDGE FINANCING (CONTINUED)

On March 19, 1996, the Company issued a total of $1.0 million of subordinated notes. The subordinated notes accrued interest at 10% per annum and were payable on the earlier of December 31, 1996 or the date of closing of a qualifying financing transaction. In connection with the issuance of the notes, the Company granted warrants to purchase 1,000,000 shares of Common Stock at $1.50 per share. The warrants were deemed to have a value of $57,000 which was recorded as interest expense over the life of the subordinated notes. Additionally, the Company granted the placement agent warrants to purchase 100,000 shares of Common Stock at $1.50 per share.

On June 24, 1996, the Company issued $3.0 million of subordinated notes. The subordinated notes accrued interest at 10% per annum and were payable on the earlier of December 31, 1996 or the date of closing of a qualifying financing transaction. In connection with the subordinated notes, the Company sold for a price of $.01 each Common Stock warrants to purchase 600,000 shares of Common Stock at $1.50 per share. The warrants to purchase 3,000,000 shares of Common Stock were deemed to have a value of $120,000 which was recorded as interest expense over the life of the subordinated notes. Additionally, the Company granted the placement agent warrants to purchase 300,000 shares of Common Stock at $1.50 per share.

On June 30, 1997, the Company entered into a promissory note agreement with WorldCom which provided funding up to $10 million. The Company was advanced $10 million on the promissory note. The promissory note accrued interest at 12% per annum and was paid in full as of December 31, 1997.

The valuation of the Common Stock in each transaction was negotiated between the parties at arm's-length.

5. SUBORDINATED NOTES PAYABLE

In March through May of 1995, the Company issued a total of $250,000 of convertible subordinated notes which are due December 31, 1999. Interest on the notes accrues at an annual rate of 8%, payable semi-annually. The Company may redeem the notes at any time commencing January 1, 1997, upon notice to the holders at 110% of the face amount of the notes plus interest. The holder has the right to convert the unpaid principal amount of the notes into shares of Common Stock at a conversion price of $.38 per share.

                                 WAM!NET Inc.

5. SUBORDINATED NOTES PAYABLE

On May 24, 1995, $100,000 of the notes were converted into 263,160 shares of Common Stock at the conversion price of $.38 per share. On July 3, 1996, $25,000 of the notes were converted into 65,790 shares of Common Stock at the conversion price of $.38 per share. On December 31, 1997, $25,000 of the notes were converted into 65,790 shares of Common Stock at the conversion price of $.38 per share. On February 28, 1998, 25,000 of the notes were converted into 65,790 shares of Common Stock at the conversion price of $.38 per share.

In September 1996, the Company issued to MCI WorldCom a $5.0 million convertible subordinated note due 2005. Interest on the note accrues at an annual rate of 10%. The Company may redeem the note at any time commencing January 1, 1998, upon notice to the holder, at the outstanding principal amount of the note plus interest. The holder has the right to convert the principal amount of the note into shares of Common Stock at a conversion price of $1.00 per share. During 1998, $635,000 of accrued interest was converted into additional subordinated notes.

In November 1996, the Company entered into a Redeemable Preferred Stock, Subordinated Note and Common Stock Warrant Purchase Agreement ("Investment Agreement") with MCI WorldCom. Pursuant to the agreement, the Company sold 100,000 shares of Class A Preferred Stock, $10.00 par value. The preferred shares are required to be redeemed in 2005 at a price of $10.00 per share plus an amount equal to all accumulated and unpaid dividends. Dividends are payable at the rate of 7% ($.175 per quarter per share) and shall start to cumulate on January 1, 1997, whether or not earned. Cumulated dividends on the preferred stock were $140,000 at December 31, 1998. The Class A Preferred Shares also carry voting rights equal to common shares and possess special voting rights that entitle the holder to elect a majority of the Directors.

Under the Subordinated Note Agreement, the Company has available an aggregate amount of $28.5 million. The Company has the option to issue additional notes not more frequently than once each quarter, commencing with the calendar quarter ending March 31, 1997. The note accrues interest at 7% per annum due 2005. During 1998, $1,333,000 of accrued interest was converted into additional subordinated notes. The amount outstanding on the subordinated note agreement was $20.4 million and $21.7 million at December 31, 1997 and December 31, 1998, respectively.

                                 WAM!NET Inc.

5. SUBORDINATED NOTES PAYABLE (CONTINUED)

In connection with the Investment Agreement, the Company sold, for a price of $0.01 each, Common Stock Warrants entitling MCI WorldCom to purchase 20,787,500 shares of common stock at an initial exercise price of $.96 share. The warrants were immediately exercisable and expire on December 31, 2000. The warrants were deemed to have a value of $4.9 million which will be amortized as interest expense over the life of the warrant agreement. Amortization of the warrants for the years ended December 31, 1997 and 1998 was $1.2 million and $2.5 million, respectively. The initial exercise price of $.96 per share increased to $.98 per share on March 31, 1997, and shall thereafter increase by an amount of $0.16 per share on the last day of each calendar quarter during the term of the warrant, commencing with the calendar quarter ending June 30, 1997. The exercise price was $1.09 per share on December 31, 1998.

On February 11, 1998, the Company and MCI WorldCom agreed to modify the 10% Convertible Subordinated Note, due September 30, 1999, the 7% Subordinated Note, due December 31, 2003 and the 100,000 shares of Series A Preferred Stock. All principal and interest payment obligations of the Company in respect of the above securities shall be subordinate to the prior payment in full of the Notes. MCI WorldCom shall have the option to convert (a) the interest due on the 10% Subordinated Note and (b) the interest accrued on the outstanding principal amount of the 7% Subordinated Note from December 31, 2003 through the date such amount is paid into shares of common stock, par value $.01, of the Company, at the price per share then existing on the date of such conversion.

The carrying amounts of the Company's debt instruments in the balance sheets at December 31, 1997 and 1998 approximate fair value.

                                 WAM!NET Inc.

6. COMMITMENTS AND CONTINGENCIES

The Company enters into various term contracts with suppliers of telecommunications services for the purpose of receiving discounts off the standard service offerings. Some of these contracts will result in termination liabilities if the contract is terminated prior to the expiration date of the contract. The termination liabilities are generally based upon the minimum monthly dollar amount committed to the vendor multiplied by a termination liability percentage, multiplied by the number of months remaining in the contract. Total data communications expense under telecommunication contracts was $816,000, $7,364,000 and $16,535,000 for the years ended December 31, 1996,
1997 and 1998, respectively. The Company's data communications expense under telecommunication contracts with MCI WorldCom was $342,573, $5,538,000 and $11,840,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Guaranteed monthly usage levels of data communications with certain of the Company's telecommunication vendors and MCI WorldCom at December 31, 1998 aggregate to the following annual amounts:

                                                           GUARANTEED         GUARANTEED
                                                             USAGE               USAGE
                                                         (ALL VENDORS)        (WORLDCOM)
                                                      -----------------------------------
1999                                                        $ 8,074,000        $4,140,000
2000                                                          6,490,000         2,784,000
2001                                                          3,039,000         1,140,000
2002                                                          1,354,000                 -
2003                                                            665,000                 -
                                                      -----------------------------------
                                                            $19,622,000        $8,064,000
                                                      ===================================

                                 WAM!NET Inc.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The termination contingency of data communications with certain of the Company's telecommunication vendors and MCI WorldCom at December 31, 1998 aggregates to the following annual amounts:

                                                          TERMINATION       TERMINATION
                                                          CONTINGENCY       CONTINGENCY
                                                         (ALL VENDORS)       (WORLDCOM)
                                                      -----------------------------------
December 31:
1998                                                        $ 9,805,000        $4,351,000
1999                                                          5,822,000         2,633,000
2000                                                          2,303,000         1,140,000
2001                                                            509,000                 -
2002                                                            531,000                 -
                                                      -----------------------------------
                                                            $18,970,000        $8,124,000
                                                      ===================================

The Company also has operating leases for its office space. Operating expenses including maintenance, utilities, real estate taxes and insurance are paid by the Company. Total rent expense under operating leases was $208,000, $592,000 and $2,189,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Future minimum lease obligations in excess of one year as of December 31, 1997 are as follows:

1999                                                                         $ 2,666,000
2000                                                                           2,373,000
2001                                                                           2,221,000
2002                                                                           2,185,000
2003                                                                           2,038,000
Thereafter                                                                     4,888,000
                                                                             -----------
                                                                             $16,371,000
                                                                             ===========

                                 WAM!NET Inc.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 1996, the Company entered into a sale-leaseback agreement for equipment. The total lease obligation is $239,000 which is to be paid over a 30 month period. In connection with this lease financing, the leasing company was granted warrants to purchase 45,000 shares of Common Stock at $1.50 per share. The warrants were deemed to have a value of $14,000 which will be recorded as interest expense over the life of the agreement. The Company determined the fair value of the warrants by considering the difference in interest charged on the lease with and without the warrants in place. The minimum future obligation on the capital lease is $0. The balance is paid in full.

7. INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards of approximately $134 million. These carryforwards are available to offset future taxable income through 2013 and are subject to the limitations of Internal Revenue Code Section 382 resulting from changes in ownership.

The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                              1996          1997          1998
                                                        -----------------------------------------
     Tax at statutory rate                                       34.0%         34.0%         34.0%
     State income taxes                                           6.0           6.0           6.0
     Foreign tax benefit                                            -             -          (1.1)
     Impact of net operating loss carryforward                  (40.0)        (40.0)        (40.0)
                                                        -----------------------------------------
                                                                    - %           - %        (1.1)%
                                                        =========================================

                                 WAM!NET Inc.

7. INCOME TAXES (CONTINUED)

Income tax benefit consists of:

                                                              1996          1997          1998
                                                        -----------------------------------------
     Current:
     Federal                                                 $    -        $    -    $         -
     State                                                        -             -              -
     Foreign                                                      -             -     (1,352,000)

     Deferred:
     Federal                                                      -             -              -
     State                                                        -             -              -
     Foreign                                                      -             -              -
                                                        -----------------------------------------
                                                             $    -        $    -    $(1,352,000)
                                                        =========================================

Components of deferred tax assets are as follows:

                                                                             DECEMBER 31
                                                                      1997                 1998
                                                             -----------------------------------------
     Deferred assets:
     Net operating loss                                             $ 15,691,000          $ 50,905,000
     Warrant amortization                                                619,000             2,020,000
     Stock option amortization                                           127,000             4,892,000
     Other                                                                84,000               199,000
                                                             -----------------------------------------
                                                                      16,521,000            58,016,000

     Deferred liability:
      Depreciation and amortization                                     (562,000)           (1,602,000)
                                                             -----------------------------------------
     Net deferred income tax assets                                   15,959,000            56,414,000
     Valuation allowance                                             (15,959,000)          (56,414,000)
                                                             -----------------------------------------
     Net deferred income taxes                                      $          -          $          -
                                                             =========================================

                                 WAM!NET Inc.

8. CAPITAL STOCK

In February 1998, the Company amended the Articles of Incorporation to increase its authorized capital from 20,000,000 shares to 100,000,000 shares, 90,000,000 of which are classified as common shares, 100,000 of which are Class A preferred shares and 9,900,000 of which are undesignated shares.

In May 1998, the Company amended the Articles of Incorporation to increase its authorized capital from 100,000,000 shares to 500,000,000 shares, 450,000,000 of which are classified as common shares, 500,000 of which are Class A preferred shares and 49,500,000 of which are undesignated shares.

9. STOCK OPTIONS AND WARRANTS

In September 1994, the Company adopted an Incentive Stock Option Plan (1994 Stock Option Plan) that includes incentive stock options to be granted to certain eligible employees and non-employee directors of the Company. In September 1998, the Company adopted a new incentive stock option plan. The 1998 Combined Stock Option Plan (the "Plan") includes incentive stock options to be granted to certain eligible employees (including foreign nationals) and non-employee consultants of the Company and any subsidiary corporation of the Company. The Company has authorized the grant of options for up to 25,000,000 shares of the Company's Common Stock. The Company also amended the 1994 Stock Option Plan. The number of shares reserved for option grants was reduced from 22,071,400 to 7,000,000, including those for which options have previously been granted. The Company has authorized the grant of options to management personnel for up to 5,125,000 shares of the Company's Common Stock outside the plan. A majority of the options granted have ten year terms and vest and become fully exercisable at the end of three years of continued employment.

In November 1996, the Chief Executive Officer and Chief Technology Officer were each granted options to purchase 2,000,000 shares of Common Stock at an exercise price of $.96. These options vested in incremental amounts based on the number of installed customer sites and remain exercisable until December 31, 2007. In 1998, the Board of Directors agreed to amend the stock option agreements whereas the shares became fully vested. The amendment constituted a repricing and, accordingly, the Company recorded $11,405,000 as compensation expense in January 1998.

                                 WAM!NET Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

During 1997, the Company granted non-plan options to various consultants to purchase 347,500 shares of the Company's Common Stock at an exercise price of $.96 per share. The options were deemed to have a value of $92,000 which was recognized as compensation expense.

During 1998, the Company granted options to purchase a total of 400,000 shares at an exercise price of $3.90 per share to two consultants. The options were deemed to have a value of $431,000, which was recognized as legal expense.

Option activity is summarized as follows:

                                                                                                    WEIGHTED
                                                 SHARES                                              AVERAGE
                                               AVAILABLE                                            EXERCISE
                                               FOR GRANT             OPTIONS OUTSTANDING              PRICE
                                                               --------------------------------
                                               UNDER PLAN           PLAN           NON-PLAN         PER SHARE
                                            ----------------------------------------------------------------------
Establishment of 1994 stock Option Plan             500,000              -                 -            $   -
Additional shares reserved for issuance           2,500,000              -                 -                -
Granted                                            (532,500)       532,500           377,500              .45
                                            ---------------------------------------------------
Balance at December 31, 1995                      2,467,500        532,500           377,500              .45
Additional shares reserved for issuance           4,071,400              -                 -
Granted                                          (2,992,800)     2,992,800         4,000,000             1.09
Canceled                                          1,646,400     (1,646,400)                -             1.48
                                            ---------------------------------------------------
Balance at December 31, 1996                      5,192,500      1,878,900         4,377,500              .90
Additional shares reserved for issuance          15,000,000              -                 -
Granted                                          (3,131,250)     3,131,250           347,500             1.38
Canceled                                            257,750       (257,750)                -              .86
Exercised                                                 -        (30,000)                -              .45
                                            ---------------------------------------------------
Balance at December 31, 1997                     17,319,000      4,722,400         4,725,000             1.09
Additional shares reserved for issuance           9,928,600
Granted                                          (4,601,000)     4,601,000           400,000             7.31
Canceled                                            196,235       (196,235)                -             4.60
Exercised                                                 -        (22,664)                -              .77
                                            ---------------------------------------------------
Balance at December 31, 1998                     22,842,835      9,104,501         5,125,000            $2.23
                                            ===================================================

                                 WAM!NET Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the stock options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                        -----------------------------------------------------  ------------------------------------
                                                WEIGHTED
                                                 AVERAGE         WEIGHTED                            WEIGHTED
                                                REMAINING         AVERAGE                             AVERAGE
                                NUMBER         CONTRACTUAL       EXERCISE       NUMBER               EXERCISE
EXERCISE PRICE                OUTSTANDING         LIFE             PRICE      EXERCISABLE              PRICE
-------------------------------------------------------------------------------------------------------------------
  $         .45               721,500             3.8 years       $  .45         711,500            $ .45
            .96             8,377,251             6.4 years          .96       8,443,201              .96
           3.90             1,246,750             6.7 years         3.90         460,831             3.90
           8.00             3,684,000             9.4 years         8.00       1,503,000             8.00
          12.00               200,000             9.7 years        12.00               -                -
                         --------------                                      -------------
  $  .45 - $12.00          14,229,501             7.1 years       $ 3.17       9,118,532            $2.23

The Company has shares exercisable within the plans of 1,167,795 and 4,213,532 at December 31, 1997 and 1998, respectively, at a weighted average exercise price of $.81 and $3.61 per share, respectively. The Company also has shares exercisable outside the plan of 914,000 and 4,905,000 at December 31, 1997 and 1998, respectively, at a weighted average exercise price of $.76 and $1.04 per share, respectively. The fair value of options granted within the plan in 1996, 1997 and 1998 was $.27, $.34 and $.90 per share, respectively. The fair value of options granted outside the plan in 1996, 1997 and 1998 was $.27, $.27 and $.25 per share.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                 WAM!NET Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: risk-free interest rate of 6.5%; 6.5% and 4.78%, respectively; dividend yield of 0%; and a weighted-average expected life of the option of five years.

The minimum value option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        1996                 1997                 1998
                                               --------------------------------------------------------------
 Net loss as reported                                   $(7,596,000)        $(33,636,000)       $(121,878,000)
 Pro forma net loss                                      (7,763,000)         (34,168,000)        (127,272,000)

 Net loss per common share as reported                  $     (1.18)        $      (5.18)       $      (13.87)
 Pro forma net loss per common share                          (1.20)               (5.26)              (14.47)

During the initial phase-in period, the effects of applying Statement 123 for recognizing compensation cost may not be representative of the effects on reported net loss or income for future years because the options in the Incentive Stock Option Plans vest over several years and additional awards will be made in the future.

During 1995, the Company granted a consultant warrants to purchase 150,000 shares of common stock at an exercise price of $.60 per share for services provided. The warrants were immediately exercisable and expire November 17, 2002. The warrants were valued at $15,000 and were charged to expense. The Company determined the fair value of the warrants by considering the difference in fees charged by the consultant with and without the warrants in place.

                                 WAM!NET Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a table of the warrants to purchase shares of the Company's Common Stock:

                                              WARRANTS                        EXERCISE PRICE     EXPIRATION
                                             OUTSTANDING      EXERCISABLE        PER SHARE          DATE
                                             ----------------------------------------------------------------
Balance at December 31, 1994
  Granted:
   Note payable                                    416,665          416,665       $        .60           2000
   Consulting Service                              150,000          150,000                .60           2002
   Bridge Loan #1                                1,760,000        1,760,000               1.00           2000
                                             ----------------------------------------------------
 Balance at December 31, 1995                    2,326,665        2,326,665         .60 - 1.00
  Granted:
   Bridge Loan #2                                1,100,000        1,100,000               1.50           2003
   Bridge Loan #3                                3,300,000        3,300,000               1.50           2003
   Lease financing                                  45,000           45,000               1.50           2003
   7% subordinated notes                        20,787,500       20,787,500               1.50           2000
                                             ----------------------------------------------------
 Balance at December 31, 1996                   27,559,165       27,559,165         .60 - 1.50
  Granted:
   Line of credit                               22,601,005        8,396,170               3.90           2000
                                             ----------------------------------------------------
 Balance at December 31, 1997                   50,160,170       35,955,335       $.60 - $3.90
  Granted:
   13 1/4%  Senior Discount Note                 1,257,436        1,257,436                .01           2005
                                             ----------------------------------------------------
 Balance at December 31, 1998                   51,417,606       37,212,771       $.01 - $3.90
                                             ====================================================

10. EMPLOYMENT AGREEMENTS

In November 1996, the Company entered into Employment Agreements with its President and Chief Executive Officer and its Chief Technology Officer. The agreements provide for an annual base salary and a bonus and other compensation as may be established from time to time by the Board of Directors. As part of the agreements, the employees were each granted options to purchase 2,000,000 shares of Common Stock at an exercise price of $.96. The agreements contain provisions providing for the maintenance of confidentiality of proprietary information of the Company and a two-year non-competition clause in the event of termination of employment. The agreements may be terminated by either party for any reason at any time. If, however, the employees are terminated by the Company without cause, the Company must pay salary to the employees equal to the employees' then base salary for two years.

                                 WAM!NET Inc.

11. SAVINGS AND RETIREMENT PLAN

The Company has a savings and retirement plan covering all eligible employees. The plan was adopted pursuant to 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for the employees. The Company does not make contributions to the plan.

12. ACQUISITIONS

In December 1997, the Company acquired the outstanding common stock of FreeMail, Inc. (FreeMail). The results of operations of the acquired business are included in the accompanying financial statements since the date of acquisition.

The Company issued 125,000 shares of Common Stock, with a fair value of $488,000, as consideration in connection with the acquisition. The Company will pay a quarterly payment to the former shareholders of FreeMail as additional contingent consideration equal to 5% of the gross collected revenue derived by the Company from certain identified FreeMail products. The total amounts of the quarterly payments shall not exceed $3.0 million. As of December 31, 1998, the Company did not record a liability relating to the FreeMail revenue since no revenue from FreeMail products was collected. The acquisition was accounted for as a purchase. The inclusion of the FreeMail operating results for periods prior to the date of acquisition would not have materially affected results of operations.

On March 13, 1998, the Company purchased all of the outstanding capital stock of 4-Sight Limited, a private limited company organized under the laws of the United Kingdom ("4-Sight"), for $20 million in cash plus related acquisition expenses of $500,000 and 2,500,000 shares of the Company's Common Stock valued at $20.0 million. In addition, the former shareholders of 4-Sight will be entitled to receive up to an additional 750,000 shares of the Company's Common Stock in the event certain sales objectives are met over the next three years. Specifically, 4-Sight's former shareholders shall be entitled to receive an additional 625,000 shares of Common Stock if the cumulative Non-U.S./Canada Revenues (defined below) for the period from March 13, 1998 to March 13, 2000 equal or exceed $50.0 million; and they shall be entitled to receive a further 125,000 shares of Common Stock if the cumulative Non-U.S./Canada Revenues during the same three year period equal or exceed $70.0 million.

                                 WAM!NET Inc.

12. ACQUISITIONS (CONTINUED)

For the purpose of the foregoing, "Non-U.S./Canada Revenues" shall mean the revenues attributable to customer sites located outside the United States and Canada and receivable by the Company or any of its subsidiaries. The shares to be issued as contingent consideration will result in the Company recording additional goodwill, which will be amortized over its estimated useful life.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of 4-Sight have been included in the consolidated operating results since the date of acquisition.

On acquisition, approximately $32.1 million of goodwill was recorded, which is being amortized on a straight-line basis over five years. The following table shows the pro forma consolidated results of operations as if 4-Sight had been acquired as of the beginning of the periods presented:

                                            YEAR ENDED DECEMBER 31
                                          1997                  1998
                                   -------------------------------------
                                                (Unaudited)
  Revenues                           $ 20,833,000         $  21,109,000
  Net loss                            (37,942,000)         (121,922,000)

  Net loss per share                 $      (4.22)        $      (13.87)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. in addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

13. RELATED PARTY TRANSACTIONS

On September 1, 1998, the Company entered into a $305,000 Secured Recourse Promissory Note and Pledge Agreement (the "Note") with its Chief Technology Officer (the "Maker"). The Note accrues interest at 7% per annum and is due on December 15, 1999. As security for the repayment of the principal of and interest on this Note, the Maker grants to the Company, 60,000 shares of the Company's common stock, par value $.01 per share.

                                 WAM!NET Inc.

13. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company's corporate counsel owns 250,000 shares, and has been granted warrants and options to purchase 450,000 shares of Company Common Stock. During the years ended December 31, 1996, 1997 and 1998, the Company incurred legal fees and expenses of approximately $102,000, $128,000 and $152,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services.

The Company's corporate counsel is Larkin, Hoffman, Daly & Lingren, Ltd. One of the partners of this firm is the father of the Company's President and Chief Executive Officer and owns 250,000 shares of Common Stock of the Company and has been granted an option to purchase 200,000 shares of the Company's Common Stock. Additionally, Mr. Hoffman, a partner of this firm, is a director of the Company and has been granted an option to purchase 75,000 shares of the Company's Common Stock. During the years ended December 31, 1996, 1997 and 1998, the Company incurred legal fees and expenses of approximately $75,000, $157,000 and $1,111,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services.

The Company's marketing services were performed by Kauffman Marketing Group, Inc. from November 1995 to December 1997. The former President of Kauffman Marketing Group, Inc. joined the Company as the Vice President of Strategic Marketing & Communications in December 1997. During the years ended December 31, 1996, 1997 and 1998, the Company incurred marketing expenses of approximately $318,000, $1.6 million and $0, respectively, to such firm for strategic positioning and outside marketing services.

Management believes the fees paid for all the above services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

14. MAJOR CUSTOMERS

In 1997 three customers accounted for 24%, in aggregate, of net sales. In 1998, no single customer accounted for more than 10% of net sales.

                                 WAM!NET Inc.

15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company, operating in a single industry segment, provides a managed, high speed digital data delivery network service. Information regarding operations in different geographic areas is as follows:

                                                                       YEARS ENDED DECEMBER
                                                --------------------------------------------------------------
                                                         1996                 1997                 1998
                                                --------------------------------------------------------------
Net sales to unaffiliated customers:
  United States                                          $   279,000         $  1,555,000        $   8,255,000
  Europe                                                           -                    -            9,005,000
  Rest of World                                                    -                    -              369,000
                                                --------------------------------------------------------------
 Total net sales                                         $   279,000         $  1,555,000        $  17,629,000
                                                ==============================================================

 Operating (loss) income:
  United States                                          $(7,596,000)        $(33,636,000)       $(113,272,000)
  Europe                                                           -                    -           (8,606,000)
  Rest of World                                                    -                    -                    -
                                                --------------------------------------------------------------
 Net loss                                                $(7,596,000)         (33,636,000)       $(121,878,000)
                                                ==============================================================

 Identifiable assets:
  United States                                          $20,070,000         $ 21,086,000        $  89,698,000
  Europe                                                           -                    -           18,358,000
  Rest of World                                                    -                    -                    -
                                                --------------------------------------------------------------
 Total assets                                            $20,070,000         $ 21,086,000        $ 108,056,000
                                                ==============================================================

"United States" includes United States and Canada. "Rest of World" includes principally Japan and the Asia-Pacific region. Net revenue from sales to unaffiliated customers is based on the location of the customer. Operating income and identifiable assets are classified based on the location of the Company's facilities.

                                 WAM!NET Inc.

16. CONTINGENCY

The Company is aware that certain holders of warrants issued in connection with the bridge loans in 1995 and 1996 believe that the exercise price of those warrants should be adjusted downward. Although the warrants provide for downward adjustments under certain circumstances, the Company believes no adjustment is required. Should the warrant holders initiate litigation and should that litigation be successful, the gross proceeds receivable by the Company from exercise of those warrants would be reduced from approximately $8.4 million to $4.9 million. The Company would vigorously defend any such litigation if initiated in the future.

The Company is engaged in certain legal proceedings and claims arising in the ordinary course of its business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against the Company cannot be determined at this time. However, it is the opinion of management that facts known at the present time do not indicate that there is a probability that such litigation will have a material effect on the financial position of the Company.

17. SUBSEQUENT EVENTS

In January 1999, the Company issued the 1999 MCI WorldCom Convertible Note and in January 1999 and March 1999, the Company borrowed $10.0 million and $15.0 million, respectively, thereunder. The 1999 MCI WorldCom Convertible Note was converted into 2,196,317 shares of the Company's Class D Convertible Preferred Stock, par value $.01 per share (the "Class D Preferred Stock"), immediately prior to the closing of the Silicon Graphics, Inc. Investment ("SGI Investment"). In connection with the MCI WorldCom Convertible Note, the Company issued warrants to purchase a total of 350,000 shares of Common Stock. The warrants have an exercise price of $.01 and are exercisable from April 30, 1999 until April 30, 2004.

                                 WAM!NET Inc.

17. SUBSEQUENT EVENTS (CONTINUED)

In March 1999, the Company entered into the SGI Investment, providing for the purchase by SGI of 5,710,425 shares of the Company's Class B Preferred Stock and 878,527 shares of the Company's Class C Preferred Stock. The holders of a majority of the Class B Preferred Stock will have the right to designate one member of the Company's Board of Directors. The aggregate consideration received by the Company for the Class B Preferred Stock and the Class C Preferred Stock was $75 million, of which $35 million was paid in cash and $40 million was paid by transfer to the Company of a campus facility. The Class B Preferred Stock and the Class C Preferred Stock will be convertible on a one-to one basis into Common Stock and will have the right to vote such percentage with the Common Stock as a single class. The Class B Preferred Stock and Class C Preferred Stock are convertible immediately following the issuance date and 18 months following the issuance date, respectively. The shares of Common Stock into which the Class B Preferred Stock and the Class C Preferred Stock are subject to certain registration rights.

                                 EXHIBIT INDEX

Item No.   Description
--------   -----------

2.1  (1)   Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders listed therein.

2.2  (1)   Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications Corporation, NetCo Acquiring Corporation, FreeMail, Inc. and the shareholders listed therein.

3.1  (1)   Amended and Restated Articles of Incorporation of the Company.

3.2  (1)   By-Laws of the Company.

4.1  (1)   Indenture dated as of March 5, 1998, between the Company, as Issuer, and First Trust National Association, as Trustee.

4.2a (1)   Certificate for the Rule 144A Original Notes ($200,000,000).

4.2b (1)   Certificate for the Rule 144A Original Notes ($8,030,000).

4.3  (1)   Certificate for the Regulation S Original Notes.

4.4  (1)   Certificate for the Rule 144A Warrants.

4.5  (1)   Certificate for the Regulation S Warrants.

4.6a (1)   Rule 144A Unit Certificate. (200,000 Units)

4.6b (1)   Rule 144A Unit Certificate. (8,030 Units)

4.7   (1)  Certificate for the Regulation S Units.

4.8   (1)  Form of Certificate for the Exchange Notes (incorporated herein by reference and included in Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with Securities and Exchange Commission on May 28, 1998).

4.9   (1)  Common Stock Certificate.

4.10  (1)  Registration Rights Agreement, dated March 5, 1998, among the Company and Merrill Lynch Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc.

4.11  (1)  Common Stock Registration Rights Agreement, dated as of March 5,
           1998, among the Company, WorldCom Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc.

4.12  (1)  Warrant Agreement, dated as of March 5, 1998, by and between the
           Company and First Trust National Association, as Warrant Agent, to purchase common stock of the Company.

4.13 Certificate Representing 100,000 Shares of Class A Preferred Stock of the Company issued to WorldCom Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.5 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).

4.14 Warrants to purchase 4,157,500 Shares of Common Stock of the Company exercisable on or before December 31, 2000, issued to WorldCom Inc. on December 16, 1996 (Incorporated herein by reference to exhibit
           10.6 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).

4.15 Certificate for 13.25% Subordinated Unsecured Convertible Note due August 28, 2005 ($25,000,000 Note) issued to MCI WorldCom, Inc. on January 13, 1999.

4.16 Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B Warrants to purchase Common Stock of the Company, issued to WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).

4.17 Subordinate Unsecured Convertible Note and Warrant Purchase Agreement between the Company and MCI WorldCom, Inc. dated January 13, 1999.

4.18 Preferred Stock Purchase Agreement by and between the Company and Silicon Graphics, Inc. dated as of March 3, 1999.

4.19 Certificate for 150,000 Warrants to purchase shares of Common Stock for the purchase price of $.01 per share dated January 13, 1999.

4.20 Certificate of Designation of Rights and Preferences of Class A Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of this State of Minnesota on March 5, 1999.

4.21 Certificate of Designation of Rights and Preferences of Class B Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.22 Certificate of Designation of Rights and Preferences of Class C Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.23 Certificate of Designation of Rights and Preferences of Class D Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.24 Certificate representing 115,206 shares of Class A Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.

4.25 Certificate representing 5,710,425 shares of Class B Convertible Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.

4.26 Certificate representing 878,527 shares of Class C Convertible Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.

4.27 Certificate representing 2,196,317 shares of Class D Convertible Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.

4.28 Stockholders Agreement by and among the Company, Silicon Graphics, Inc. and MCI WorldCom, Inc. dated as of March 4, 1999.

4.29 Class A Preferred Stock Exchange Agreement by and between the Company and MCI WorldCom, Inc. dated as of March 4, 1999.

4.30 Class D Preferred Stock Conversion Agreement by and between the Company and MCI WorldCom, Inc. dated as of March 4, 1999.

10.1  (1)  Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First National Bank of Chicago, as Agent, dated as of September 26, 1997.

10.2  (1)  Ten Percent Convertible Note Purchase Agreement between the Company and WorldCom Inc. dated September 12, 1996 ($5,000,000 Note).

10.3  (1)  Preferred Stock, Subordinated Note and Warrant Purchase Agreement
           between the Company and WorldCom Inc. dated November 14, 1996.

10.4  (1)  $28,500,000 Seven Percent Subordinated Note due December 31, 2003,
           payable to WorldCom Inc.

10.5       Intentionally omitted.

10.6       Intentionally omitted.

10.7  (1)  Right of Refusal Agreement Among WorldCom Inc., Edward Driscoll III
           and Alan L. Witters dated December 16, 1996.

10.8  (1)  Guaranty Agreement dated September 26, 1997, by and between the
           Company and WorldCom Inc.

10.9       Intentionally omitted.

10.10 (1)  Sublease dated September 24, 1997 between the Company and 1250895
           Ontario Limited, relating to the property located at 6100 110th Street West, Bloomington, Minnesota.

10.11 (1)  Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time Inc.

10.12 (1)  Standby Agreement dated as of July 19, 1997 by and between WorldCom
           Inc. and Time Inc.

10.13 (1)  Employment Agreement dated as of November 14, 1996, by and between the Company and Edward J. Driscoll III.

10.14 (1)  Employment Agreement dated as of November 14, 1996, by and between the Company and Allen Witters.

10.15 (1)  Employment Agreement dated as of April 16, 1996, by and between the
           Company and James R. Clancy.

10.16 (1)  Employment Agreement dated as of May 10, 1995, as amended, by and between the Company and Mark Marlow.

10.17 (1)  Agreement dated February 11, 1998 between the Company and WorldCom,
           Inc. modifying certain terms of the (i) 10% Convertible Subordinated Note, due September 30, 1999, (ii) 7% Subordinated Note, due December 31, 2003, and (iii) 100,000 shares of Series A Preferred Stock, all of which are held by MCI

           WorldCom, Inc. (incorporated herein by reference to exhibit No. 4.17 to the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28,
           1998)

10.18 (1)  1994 Stock Option Plan

10.19 (1)  Amended and Restated 1994 Stock Option Plan

10.20 (1)  1998 Combined Stock Option Plan.

10.21 (1)  Agreement dated June 5, 1997 between the Company and WorldCom, Inc.
           regarding data services provided by WorldCom, Inc. to the Company.

10.22      Intentionally omitted.

10.23 Sale and Purchase Agreement by and between Silicon Graphics, Inc., on behalf of itself and its wholly-owned subsidiary, Cray Research, L.L.C., and the Company dated as of March 4, 1999.

10.24 Lease by and between the Company and Silicon Graphics, Inc. on behalf of itself and its wholly-owned subsidiary, Cray Research, L.L.C., with respect to the Company's corporate campus facility located in Eagan, Minnesota dated as of March 4, 1999.

10.25 Employment Agreement dated January 1, 1998 by and between John R. Kauffman and the Company.

10.26 Employment Agreement dated November 3, 1997 by and between David T. Ottinger and the Company.

10.27 Employment Agreement dated September 8, 1998 by and between the Bradley E. Sparks and the Company.

12.1       Statement re:  Computation of Ratios.

21.1       List of Subsidiaries of the Company.

23.1       Consent of Ernst & Young LLP

27.1       Financial Data Schedule.

________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.