Form 10-Q
period 1999-03-31
WAM NET INC
filed 1999-05-17
CIK 1060274

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of April 30, 1999 there were 9,297,427 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 19

                                  WAM!NET Inc.

                               INDEX TO FORM 10-Q


Part I--Financial Information
                                                                        Page No.
                                                                        --------
      Item 1--Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 (unaudited)
            and December 31, 1998...........................................  3

          Consolidated Statements of Operations for the three months in the periods ended March 31, 1999 and 1998 (unaudited)........  5

          Consolidated Statements of Cash Flows for the three months in the periods ended March 31, 1999 and 1998 (unaudited)........  6

          Notes to Consolidated Financial Statements (unaudited)............  8

      Item 2--Management's Discussion and Analysis of Results of
               Operations and Financial Condition...........................  9

      Item 3--Quantitative and Qualitative Disclosures About Market Risk.... 16

Part II--Other Information

      Item 2--Changes in Sercurities and Use of Proceeds.................... 17

      Item 6--Exhibits and Reports on Form 8-K.............................. 17

Signature --................................................................ 18

Exhibit Index--............................................................. 19

                          Part I--FINANCIAL INFORMATION


Item 1--Financial Information


                                  WAM!NET Inc.

                           Consolidated Balance Sheets
                  (dollars in thousands, except share data)

                                                                                March 31,  December 31,
                                                                                  1999        1998
                                                                                ---------   ----------
                                                                               (Unaudited)
Assets
Current assets:
     Cash and cash equivalents..............................................    $ 30,171     $  6,272
     Accounts receivable, net of allowance of $546 and $430, respectively...       4,008        3,466
     Inventory..............................................................       1,744        1,534
     Prepaid expenses and other current assets..............................       3,547        3,187
                                                                                --------     --------
          Total current assets..............................................      39,470       14,459

Property and equipment:
     Building and land......................................................      39,605          605
     Network equipment......................................................      57,446       50,907
     Other support equipment................................................      20,211       18,046
     Furniture and fixtures.................................................       4,165        2,802
     Leasehold improvements.................................................       5,689        6,506
                                                                                --------     --------
                                                                                 127,116       78,866
     Accumulated depreciation...............................................      21,403       16,399
                                                                                --------     --------
                                                                                 105,713       62,467
     Goodwill, net of accumulated amortization of $6,954 and
       $5,308, respectively.................................................
                                                                                  25,773       27,734
        Deferred financing charges, net of accumulated amortization of
            $7,219 and $5,959, respectively.................................      18,922       20,183
     Other assets...........................................................         662          616
                                                                                --------     --------

          Total assets......................................................    $190,540     $125,459
                                                                                ========     ========

                                  WAM!NET Inc.

                  (dollars in thousands, except share data)

                                                                        March 31,    December 31,
                                                                          1999          1998
                                                                        --------       --------
                                                                       (Unaudited)
Liabilities and shareholders' deficit
Current liabilities:
     Accounts payable................................................   $ 11,630       $ 17,098
     Accrued salaries and wages......................................      3,013          4,801
     Accrued expenses................................................      3,336          3,176
     Current portion of equipment financing and obligations
        under capitalized leases.....................................      8,287          5,324
                                                                        --------       --------
          Total current liabilities..................................     26,266         30,399

Long-term debt:
     Subordinated notes payable......................................     27,861         27,403
     Line of credit..................................................     24,500         24,000
     Equipment financing.............................................     12,164         13,536
     13.25% Senior Discounted Notes..................................    143,481        138,975

Redeemable Preferred Stock, Class A, $10.00 par value:
          Authorized shares--115,206
          Issued and  outstanding  shares--115,206  and  100,000
             at March 31, 1999 and December 31, 1998.................      1,152          1,000

Shareholders' deficit:
     Convertible Preferred Stock, Class B, $.01 par value:
          Authorized, issued and outstanding--5,710,425 and 0........         57             --
     Convertible Preferred Stock, Class C, $.01 par value:
          Authorized, issued and outstanding--878,527 and 0 .........          9             --
     Convertible Preferred Stock, Class D $.01 par value:
          Authorized, issued and outstanding--2,196,317 and 0........         22             --
     Undesignated shares, $.01 par value--1,099,525
     Common Stock, $.01 par value:
          Authorized shares--490,000,000
          Issued and outstanding shares--9,297,427 and 9,288,194 at
             March 31, 1999 and December 31, 1998 ...................         93             93
          Additional paid-in capital.................................    156,598         54,302
          Accumulated deficit........................................   (201,182)      (164,387)
          Cumulative foreign currency translation adjustment.........       (481)           138
                                                                        --------       --------
          Total shareholders' deficit................................    (44,884)      (109,854)
                                                                        --------       --------
          Total liabilities and shareholders' deficit................   $190,540       $125,459
                                                                        ========       ========




                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Operations
             (dollars in thousands, except share and per share data)

                                                               Three months ended
                                                                    March 31,
                                                            -------------------------
                                                               1999           1998
                                                            ----------     ----------
                                                                    (Unaudited)
Revenues:
     WAM!NET revenues.....................................  $    3,763     $    1,320
     Less rebates.........................................        (635)          (271)
                                                            ----------     ----------
Net WAM!NET user fees.....................................       3,128          1,049
Software and hardware sales...............................       1,739            831
                                                            ----------     ----------
Total revenues............................................       4,867          1,880

Operating expenses:
     Network communication fees...........................       6,477          3,152
     Cost of software and hardware........................         823            261
     Network operations...................................       5,285          3,259
     Sales and marketing..................................       7,026          2,352
     General and administrative...........................       3,971         14,467
     Depreciation and amortization........................       8,206          1,921
                                                            ----------     ----------
                                                                31,788         25,412
                                                            ----------     ----------
Loss from operations......................................     (26,921)       (23,532)

Other income (expense):
     Interest income......................................         200            293
     Interest (expense)...................................     (10,074)        (3,444)
                                                            ----------     ----------
Net loss..................................................  $  (36,795)    $  (26,683)
Less preferred dividends..................................        (555)           (18)
                                                            ----------     ----------
Net loss applicable to common stock.......................  $  (37,350)    $  (26,701)
                                                            ==========     ==========

Net loss applicable per common share - basic and diluted..  $    (4.01)    $    (3.65)
                                                            ==========     ==========

Weighted average number of common shares outstanding......   9,294,127      7,305,734
                                                            ==========     ==========



                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                         Three months ended
                                                                               March 31,
                                                                        ---------------------
                                                                         1999          1998
                                                                        --------     --------
                                                                            (Unaudited)
Operating activities
Net loss..........................................................      $(36,795)    $(26,683)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Noncash interest expense, including related warrants values..         8,564        2,274
     Value of stock options issued to employees and consultants...            87       11,914
     Depreciation and amortization................................         8,206        2,024
     Changes in operating assets and liabilities:
          Accounts receivable.....................................          (542)         633
          Inventory...............................................          (210)         399
          Prepaid expenses and other assets.......................          (420)        (211)
          Accounts payable........................................        (5,467)         439
          Income taxes............................................            --          251
          Accrued expenses........................................          (962)       1,008
                                                                        --------     --------
Net cash used in operating activities.............................       (27,539)      (7,952)

Investing activities
Purchases of property and equipment...............................        (9,791)     (10,143)
Purchase of 4-Sight (net of cash acquired)........................            --      (16,315)
                                                                        --------     --------
Net cash used in investing activities.............................        (9,791)     (26,458)

Financing activities
Proceeds from exercise of stock options...........................             5           --
Net proceeds from sale of convertible preferred stock.............        59,514           --
Proceeds from 13.25% Senior Discount Notes........................            --      120,626
Proceeds from line of credit......................................           500        5,203
Payments on line of credit........................................            --      (24,003)
Proceeds from equipment financing.................................         3,000        1,809
Payments on equipment financing...................................        (1,472)       (948)
Capitalized financing costs.......................................            --       (1,824)
                                                                        --------     --------
Net cash provided by financing activities.........................        61,547      100,863
Effect of foreign currencies on cash                                        (318)         33
                                                                        --------     --------
Increase (decrease) in cash and cash equivalents..................        23,899       66,486
Cash and cash equivalents at beginning of period..................         6,272          274
                                                                        --------     --------
Cash and cash equivalents at end of period........................      $ 30,171     $ 66,760
                                                                        ========     ========



                             See accompanying notes.

                                  WAM!NET Inc.

                             (dollars in thousands)

                                                                              Three months ended
                                                                                   March 31,
                                                                            ----------------------
                                                                              1999          1998
                                                                            -------        -------
                                                                                (Unaudited)
Supplemental schedule of noncash financing activities
     Conversion of accrued interest to subordinated debt................    $   458        $   585
     Conversion of accrued dividends to preferred stock.................        152             --
     Issuance of convertible preferred stock in exchange for land,
           building and furniture & fixtures............................     40,000             --
     Issuance of common stock relating to acquisition...................         --         20,000
     Conversion of convertible subordinated debenture for common stock..         --             25

Supplemental schedule of cash flow information
     Cash paid for interest.............................................    $ 1,033        $   677









                             See accompanying notes.

                                  WAM!NET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Consolidated Financial Statements

     The accompanying consolidated financial statements have been prepared by WAM!NET Inc. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1998. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles Certain amounts for the prior year have been reclassified to conform to current year presentation.


2.   Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FreeMail, Inc., NetCo Communications of Canada, Inc. and WAM!NET U.K. Limited (formerly 4-Sight Limited). All intercompany transactions have been eliminated.


3.   Preferred Stock

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

In March 1999, the Company entered into the SGI Investment, providing for the purchase by SGI of 5,710,425 shares of the Company's Class B Convertible Preferred Stock, par value $.01 per share (the "Class B Preferred Stock"), and 878,527 shares of the Company's Class C Convertible Preferred Stock, par value $.01 per share (the "Class C Preferred Stock"). The holders of a majority of the Class B Preferred Stock will have the right to designate one member of the Company's Board of Directors. The aggregate consideration received by the Company for the Class B Preferred Stock and the Class C Preferred Stock was $75 million, of which $35 million was paid in cash and $40 million was paid by transfer to the Company of a campus facility. The Class B Preferred Stock and the Class C Preferred Stock will be convertible on a one-to one basis into Common Stock and will have the right to vote such percentage with the Common Stock as a single class. The Class B Preferred Stock and Class C Preferred Stock are convertible immediately following the issuance date and 18 months following the issuance date, respectively. The shares of Common Stock into which the Class B Preferred Stock and the Class C Preferred Stock are subject to certain registration rights.

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

Overview

     The Company provides a managed, high speed, digital data delivery network service (the "WAM!NET Service"). The WAM!NET Service allows users to transmit, receive and store large digital data files. The Company has developed applications for companies in the graphic arts, printing, publishing, advertising, pre-press and corporate communication (collectively, "Graphic Arts") and entertainment industries, and is evaluating applications of the WAM!NET Service for the medical imaging industry as well. The Company integrates industry-specific software applications with commercially available computer and telephony technologies to provide its customers with rapid, secure and reliable transportation and storage of digital data. The Company provides customers with a choice of solutions for their data transportation and workflow needs, ranging from a turn-key, single source solution for high-volume data requirements to solutions for subscribers having less intensive data requirements. The Company focuses its software development, service, sales and marketing efforts on vertical markets within targeted industries by providing services and products specifically tailored for an industry sector, "Industry Smart(TM)" applications, which serve to improve a customer's productivity and output under a simple, monthly fee and usage pricing plan that requires no up-front capital investment by the customer. The WAM!NET Service connects customers and trading partners within an industry, thereby implementing the Company's Industry Smart approach. The Company's applications combine rapid, secure data transportation services with industry specific software applications that allow remote users to work together, eliminate production deadlines imposed by courier schedules, eliminate delays and copying errors associated with the transportation of physical media (such as disks or tapes) and permit access to and use of the Company's remote storage and retrieval services.

     The Company has initially capitalized on the growing need to transmit data in the Graphic Arts industry. The Company believes that the WAM!NET Service is achieving wide acceptance among leading firms within the Graphic Arts industry. The Company expects that this acceptance will in turn encourage other industry participants with whom such firms share digital information (their "workflow community of interest") to subscribe to the WAM!NET Service.

     The Company has also developed and released advanced software applications to its Graphic Arts customers such as an on-line "Customer Information System" ("CIS") that includes digital job tracking and a billing system, and WAM!PROOF(R), an application enabling remote proofing. The WAM!PROOF(R) service was commercially released in the second quarter of 1998. The WAM!BASE(R) service, a remote data archiving, retrieval and distribution system, was released to the printed catalog division of Sears, Roebuck & Company and four of its primary vendors on November 1, 1998, and is expected to be released nationally during 1999. The WAM!NET(R) service was also released in the United Kingdom during the fourth quarter of 1998. The Company is developing separate applications for the WAM!BASE(R) service, the first directed to high volume, long-term data storage suitable to the requirements of computer-to-plate printing systems, and the second directed to video-on-demand entertainment applications. The Company is also developing an Internet Gateway application providing access to the WAM!NET(R) network for use by workflow partners with incidental data transport requirements. The Company is also developing an application for remote rendering of computer animations for the entertainment industry. The Company intends to introduce these new applications during 1999.

     The Company's diversified product line addresses the requirements of customers who exchange data with workflow partners, regardless of the volume of data transmitted or stored. In addition to the Company's current single source, turn-key solution for data-intensive customers, the Company has developed software applications which permit access to the WAM!NET Service by customers with lower data volume requirements. The first such application is a fifth generation graphical user interface, Transmission Manager, which provides worldwide access to the Company's redundantly interconnected proprietary purpose-built network hubs ("Distribution Hubs") via leased high-bandwidth telephone circuits (the "WAM!NET Network"). The dial-up version of Transmission Manager utilizes ISDN telephone circuits and was released in March of 1999.

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

     On March 4, 1999, the Company consummated the "SGI Investment," a transaction with Silicon Graphics, Inc. ("SGI"), which provided for an equity investment by SGI of $75.0 million and the establishment of certain strategic relationships between the Company and SGI, including a preferred provider relationship pursuant to which the Company will be able to purchase hardware, software and services from SGI based on SGI's most favored pricing models. In addition, SGI will act as sales agent for the Company's products in the entertainment industry. The Company believes that the SGI Investment will provide many strategic benefits, including:

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

     Transmission Manager was released in March of 1999. The release of Transmission Manager will provide a common user interface for both high and low data volume customers and will enable WAM!NET U.K. customers (more than 30,000 worldwide) to upgrade to this product and connect to the WAM!NET Network. The Company's goal is to digitally connect both high and low volume customers through the WAM!NET Network worldwide beginning in early 1999. Increasing the number of customers, both large and small, significantly increases the value of the WAM!NET Network and product offerings.

     In February 1999, WAM!NET's entertainment group began offering its entertainment customers the WAM!NET Service and a compressed video viewing application. The Company expects its initial focus to be on selling existing WAM!NET transportation and storage service to the post-production market connecting post-production facilities with advertising agencies for the delivery of review quality video during the television advertisement creation process. Additional segments, including network clearance for television advertisements, large data file transfer and storage applications and video on demand are also being targeted. The Company believes that this opportunity will be further expanded and leveraged by WAM!NET's relationship with SGI and will target higher bandwidth transport applications, video storage and distribution and rendering applications.

     Due to costs associated with the design, development, installation and operation of the WAM!NET Network and its related applications, the Company has operated at a loss since inception and expects to incur substantial operating losses in the future. The Company has incurred an accumulated deficit of approximately $201.2 million through March 31, 1999.

     Revenue. The Company's revenue is derived primarily from WAM!NET Service contracts which usually are annual, automatically renewable service contracts with a minimum monthly fee and additional charges for usage exceeding the monthly minimum. The Company offers the WAM!NET Service at scaled minimum usage fees, ranging from $650 per month to $4,000 per month for high volume users requiring equipment and phone service installed by the Company, from $45 per month to $180 per month for less volume intensive users who access the service using ISDN dial up connections, and intends to offer a pay by transaction system (Internet Gateway) for low volume users accessing the service over the internet. The Company begins to earn gross revenue following installation of service at a customer's premises; however, the Company incurs cost of service rebates which offset such gross revenue. Furthermore, free trial periods under the Company's various promotional programs have ranged from 60 days to six months and have been extended to 60% of the Company's customer base. As a result, the Company's generation of net revenue from any customer may lag contract signing by a period of three to nine months, a practice that is not customary in the digital data delivery industry but is a key component in the Company's market penetration strategy. The Company's experience with promotional programs has been favorable to date, with approximately 93% of customers continuing to subscribe to the WAM!NET Service following expiration of the promotional period extended to them. The Company expects the use of promotional programs in the Graphic Arts sector of the media industry to decline with increasing penetration of the market, but the Company will likely use similar promotional programs to introduce the WAM!NET Service to the entertainment and medical imaging industries. The Company also plans to continue to develop new Industry Smart applications to increase the volume of files transferred over the WAM!NET Network.

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

     Network Communications Fees. Network communications fees include both the costs of the high bandwidth carrier services interconnecting the Company's national infrastructure of network operating centers ("NOCs") and Distribution Hubs and the costs of local telephone circuits connecting network access devices to the nearest Distribution Hub. Local telephone circuit connections account for approximately 80% of these charges, with significant differences between urban and rural connection costs. National carrier service, provided primarily by MCI WorldCom, accounts for most of the balance of these charges. Network communication fees are generally a fixed monthly cost per circuit. The excess of these fees over revenue represents excess capacity costs which the Company expects will decline with the increasing utilization of the WAM!NET Network. The Company actively seeks to obtain and deploy technologies that will reduce the costs of local telephone circuit connections, such as wireless technologies and remote dial-up capabilities. The Company also intends to use its network management tools to optimize the use of existing and planned network capacity as volume increases and traffic patterns begin to emerge. The Company has implemented new pricing strategies for its services which take into account the significant cost differential between urban and rural local telephone circuit connections. The Company also believes that growing competition among telephony and communications providers may reduce the cost of local telephone circuit connections.

     Network Operations Expense. Network operations expense represents costs directly associated with developing, maintaining, managing and servicing the global WAM!NET Network. Such costs include direct labor, vendor service fees, point-of-presence charges and development charges, which are often incurred in advance of receiving revenue. The Company's currently installed NOCs, which account for the substantial majority of direct labor and network operating costs, are capable of providing for and managing the Company's current and planned North American, European and Asian operations. Costs associated with the development of the WAM!BASE,

WAM!PROOF and other network applications related to medical media transport and storage are also contained in network operations expense and are incurred in advance of revenue receipt. The Company expects that network operations costs will increase as the WAM!NET Network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

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


Results of Operations

Three Month Period Ended March 31, 1999 Compared with Three Month Period Ended March 31, 1998

     Revenue. Revenue for the three month period ended March 31, 1999 was $3,762,467 compared to $1,320,026 for the three month period ended March 31, 1998, an increase of $2,442,441, or 185.0%. This increase in revenue was primarily due to increased market penetration of the North American graphic-arts segment by the Company's high end media transport service and an increase of the average monthly invoice for high volume users to $756 for the period ending March 31, 1999 from $664 for the period ending March 31, 1998, an increase of $92 or 13.9%. Installed network access device media transport services increased from 744 sites for the three month period ended March 31, 1998 to 1,676 sites for the three month period ended March 31,1999; an increase of 932 sites or 125.3%. Service rebates for the years ended March 31, 1999 and March 31, 1998 were $634,859 or 16.9% of gross revenue, and $271,000 or 20.5% of gross revenue, respectively; an increase of $363,859 or 134.3%. Service rebates are primarily the result of marketing programs that allow customers who sign up for the Company's high end media transport services to participate in a trial period that under certain circumstances can rebate the associated monthly minimum charges for a period of two to six months. During 1998, approximately 60% of newly installed customers participated in a trial period and approximately 93% of those customers have remained on the network after the lapse of their initial trial period. Revenue for software and hardware sales for the three month period ended March 31, 1999 was $1,738,998, compared to $831,000 for the three month period ended March 31, 1998, an increase of $907,998, or 109.3%. Software and hardware sales revenue for the three month period ended March 31, 1999 were primarily derived from continuing media-transport software sales of WAM!NET U.K. following its integration with 4-Sight Limited ("4-Sight") on March 13, 1999.

     Operating Expenses. Network communications fees for the three month period ended March 31, 1999 were $6,477,253, compared to $3,151,571 for the three month period ended March 31, 1998, an increase of $3,325,682, or 105.5%. This increase was due primarily to an increase of 125% in the number of customers purchasing the Company's media transport services. Network communications fees represent the largest direct cost associated with providing the Company's media transport service to customers. Although network communications fees increased 105.5% from the period ending March 31, 1998 to the period ending March 31, 1999, the average monthly communications fees incurred by the Company to provide media transport services to a single North American customer was $1,112 for the period ending March 31, 1999 compared to $1,558 for the period ending March 31, 1998, a decrease of $446 or 40.1%.

     Network operations expense for the three month period ended March 31, 1999 was $5,285,349, compared to $3,259,126 for the three month period ended March 31, 1998, an increase of $2,026,223, or 62.2%. This increase was due to several significant factors relating to the design and implementation of the Company's global media transport infrastructure and the shift from a primarily North American operational focus to a global operational focus.

     Sales and marketing expense for the three month period ended March 31, 1999 was $7,025,933, compared to $2,352,529 for the three month period ended March 31, 1998, an increase of $4,673,404, or 198.7%. This increase is primarily due
(i) to the expansion of the North American sales and marketing force and the creation of a European sales and marketing force to increase market penetration,
(ii) enhancing product recognition within the existing North American market and
(iii) implementing global sales and marketing strategies throughout Europe and Asia.

     General and administrative expense for the three month period ended March 31, 1999 was $3,970,682, compared to $14,466,910 for the three month period ended March 31, 1998, a decrease of $10,496,228, or 72.6%. The increase in general and administrative expenses during 1998 was primarily the result of large non-cash compensation expenses relating to the vesting of certain option and warrant contracts held by various officers of the Company which totaled $12,528,726. This decrease is primarily due to a $11,539,000 non-cash compensation charge relating to the vesting of certain option contracts held by various officers of the Company in the period ended March 31, 1998. After adjusting for this charge, general and administrative expense increased $1,042,772 or 35.6% over the comparable adjusted period of the previous year. The adjusted increase in general and administrative expense was due to vastly increased operational support requirements due to the rapid expansion of the Company's global services and corporate facilities.

     Depreciation and amortization for the three month period ended March 31, 1999 was $8,205,818, compared to $1,921,248 for the three month period ended March 31, 1998, an increase of $6,284,570, or 327.1%. This increase is primarily due to the purchasing of network equipment and other support equipment used in the expansion of the network during 1998 and 1999 in the amount of $56,797,000 and the increase of $32,557,000 in goodwill that resulted from the acquisition of 4-Sight.

     Interest expense for the three month period ended March 31, 1999 was $10,073,504, compared to $3,444,282 for the three month period ended March 31, 1998, an increase of $6,629,222, or 192.5%. The increase was primarily due to the increase in long-term unsecured debt the Company incurred during 1998 to fund its operations and the acquisition of 4-Sight, consisting primarily of the Company's 13.25% Senior Discounted Notes due 2005 (the "1998 Notes") in the amount of $138,975,368. At March 31, 1999, equipment financing borrowings were $20,450,401 compared to $10,424,421 at March 31, 1998 an increase of $10,025,980 or 96.2%. In the three month period ended March 31, 1999, the Company had also incurred interest expense in the amount of $2,796,500 in connection with the 13.25% Subordinated Unsecured Convertible Note due August 28, 2005 (the "1999 MCI WorldCom Convertible Note").

     Interest income for the three month period ended March 31, 1999 was $199,813, compared to $293,671 for the three month period ended March 31, 1998, a decrease of $93,858, or 32.0%. The decrease in interest income was primarily due to the decrease in the Company's average monthly balance of cash and cash equivalents, which was $26,334,201 for the three month period ended March 31, 1999 compared to the average monthly balance of $52,243,321 for the three month period ended March 31, 1998. The Company invests a large portion of its cash proceeds into highly liquid investments with staggered maturities ranging from 30 to 180 days, corresponding with the Company's operational cash requirements. These investments consist of high-grade (A1/P1) rated commercial paper, certificates of deposits and securities backed by the United States government.

     The cost of hardware and software sales for the three month period ended March 31, 1999 was $822,779, compared to $261,000 for the three month period ended March 31, 1998, an increase of $561,779, or 215.2%. These costs are directly related to the software and hardware sales revenue associated with the acquisition of 4-Sight and its subsequent integration into WAM!NET U.K.

     Income Taxes. For the three month period ended March 31, 1999, the Company experienced net losses of $36,812,339 and paid no income taxes. These losses are available to offset future taxable income through the year 2014 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These limitations may result in expiration of net operating loss carry-forwards before they can be utilized.


Liquidity and Capital Resources

     The Company continues to incur substantial operating losses as a direct result of its continuing efforts to expand the WAM!NET Network throughout North America, Europe and Asia. Net losses since the Company's inception have resulted in an accumulated deficit balance of approximately $201.2 million. Though these losses are not unexpected, the Company's ability to continue to fund these operating losses and its ability to continue to purchase and install the required WAM!NET Network hardware to provide the WAM!NET Service to its increasing global customer base depends on its ability to obtain additional sources of funds for working capital during 1999. Sources of such funds which the Company will continue to seek include but are not limited to long- and short-term secured equipment financing from vendors, financial institutions and banks, long-term unsecured senior debt, long-term property mortgages on its existing facilities and the issuance of the Company's equity securities. Though the Company believes it can secure additional funding by one or more of the above sources, there can be no assurances that such funding can be obtained. From inception through March 31, 1999, the Company has derived substantially all of its operating capital from the issuance of short- and long-term debt and equity instruments. At March 31, 1999, the Company had a total of approximately $216.3 million in long-term debt, of which approximately $8.3 million becomes payable in the next twelve months.

     The Company's available operating capital as of March 31, 1999, as evidenced by cash, cash equivalent investments and commitments from financial institutions for additional equipment financing, totaled approximately $50 million. If additional sources of funding cannot be obtained during the course of the Company's fiscal year ending December 31, 1999, due to a constraint of available operating capital, the Company will be required to significantly slow its global market penetration, network growth and product development. In addition, should the Company be unable to generate cash to fund its operations and network growth during 1999, management expects that it would implement plans to reduce cash expenditures. The reduction of cash expenditures would have a material adverse effect on the Company's global revenue and network expansion plans. The Company believes that the most evident and clearly measurable impact resulting from these reductions would be a significant decrease of installed network customers for the year ending December 31, 1999. A material reduction in the base of installed customers would slow the growth of the Company's recurring revenue stream, which is dependent upon customer utilization of the Company's excess network capacity. Reductions in network utilization would directly impact the Company's network revenue and could ultimately defer overall profitability of the Company's service and products. Another possible impact of the above outlined expenditure reductions, would be potentially material delays in software product development, the impact of which could further erode customer retention and network utilization.

     The Company's source of liquidity since inception has primarily come from the issuance of debt and equity instruments and from credit facilities and other borrowings. The Company has received approximately $171.7 million net cash proceeds from the issuance of long- and short-term debt and collateralized equipment financing. An additional $61.9 million of net cash proceeds has been received from the sale of equity securities. The Company has utilized these proceeds by investing $77.7 million into its globally expanding WAM!NET Network and investing $20.3 million to acquire 4-Sight. Since inception, the Company has also expended $140.6 million to fund its globally expanding operating activities. To date, the Company has not generated positive cash flow from operating activities and remains dependent upon its ability to generate operating capital for its global expansion from credit facilities or other borrowings, or the issuance of additional short- and long-term debt and equity instruments.

     During September of 1997, the Company established the revolving credit facility (the "Revolving Credit Facility") pursuant to an agreement with the First National Bank of Chicago, the proceeds of which were used by the Company to fund its operations and purchase WAM!NET Network equipment. The maximum amount that can be borrowed under the Revolving Credit Facility is $25.0 million. MCI WorldCom guaranteed the Company's obligations under the Revolving Credit Facility. At March 31, 1999, the Company had $24.5 million borrowed under the Revolving Credit Facility. Interest and principal on the Revolving Credit Facility become payable in September 1999. Borrowings by the Company under the Revolving Credit Facility require the prior consent of MCI WorldCom. The Company expects to repay all amounts outstanding under the Revolving Credit Facility prior to September 1999.

     On January 13, 1999, the Company issued the 1999 MCI WorldCom Convertible Note pursuant to the Subordinated Unsecured Convertible Note and Warrant Purchase Agreement by and between MCI WorldCom and the Company, dated January 13, 1999 (the "1999 MCI WorldCom Convertible Note Purchase Agreement"). Under the 1999 MCI WorldCom Convertible Note the Company borrowed $10.0 million on January 13, 1999 and $15.0 million on March 4, 1999. The 1999 MCI WorldCom Convertible Note automatically converted into 2,196,317 shares of the Company's Class D Convertible Preferred Stock, par value $.01 per share (the "Class D Preferred Stock"), immediately prior to the closing of the SGI Investment. The Class D Preferred Stock is immediately convertible in the aggregate into approximately 2.9% of the Common Stock (calculated on a fully diluted basis). In connection with the issuance of the 1999 MCI WorldCom Convertible Note, the Company also (i) issued warrants to purchase 150,000 shares of Common Stock at an exercise price of $.01 per share after April 30, 1999 and exerciable until April 30, 2004 and (ii) expects to issue warrants to purchase 200,000 shares of Common Stock at an exercise price of $.01 per share, (together the "1999
MCI WorldCom Warrants"). The Class D Preferred Stock and the 1999 MCI WorldCom Warrants are subject to certain registration rights.

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


Item 3--Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency Exchange Rates. The Company's revenue originating outside the U.S. for the period ending March 31, 1998 was 38% of total revenues. As the Company expands its operations into countries outside of the U.S., its results of operations and the value of its assets will be affected by the currency exchange rates between the U.S. dollar and the functional currency of countries in which the Company has assets. The Company may also sell products and services in certain countries in the local functional currency or in a currency other than the U.S. dollar. In addition, the Company may acquire interests in companies that operate in countries where the removal or conversion of currency is restricted. The Company cannot be certain that countries that do not have such restrictions regarding removal or conversion of currency at the time it establishes operations in those countries will not subsequently impose them, especially in situations where there is a deterioration in a country's balance of payments or where the local currency is being heavily converted into other currencies. The Company does not currently hedge against such fluctuations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations. A 10% shift in such local currencies against the U.S. dollar as of March 31, 1999 would not have had a material effect on the Company's pretax earnings over the fiscal quarter ending March 31, 1999. Currently, all of the Company's contracts are denominated in U.S. dollars except for those contracts entered into by WAM!NET U.K. which denominates all of its contracts in pounds sterling other than its German sales contracts which are denominated in Euro, the single European currency.

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

     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the Revolving Credit Facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the period ended March 31, 1999, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as the Company's 1998 Notes, interest rate changes effect the fair market value thereof, but do not impact earnings or cash flows.


                           Part II--OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds

     (c) The information required by this Item 2 of Part II has been previously reported in Item 2 of Part I of this Form 10-Q, and is incorporated herein by reference. For a complete discussion of the transactions involving recent sales of unregistered securities of the Company please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     The sale and purchase of the 1999 MCI WorldCom Note and the conversion thereof into the Class D Preferred Stock and the sale and purchase of the Class B Preferred Stock, the Class C Preferred Stock and the 1999 MCI WorldCom Warrants were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Securities Act") pursuant to the provisions of
Section 4(2) of the Securities Act.

Item 6--Exhibits and Reports on Form 8-K

(a)  Exhibits

See Exhibit Index

(b) The Company filed the following Current Reports on Form 8-K during the three-month period ending March 31, 1999:

     Current Report on Form 8-K, filed on March 9, 1999, announcing the consummation of the SGI Investment.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       WAM!NET Inc.

Date: May 17, 1999



                                       By: /s/ Bradley E. Sparks
                                           ----------------------------
                                           Bradley E. Sparks
                                           Executive Vice President and Chief
                                           Financial Officer

                                  EXHIBIT INDEX

Item
Number        Description
------        -----------
2.1     (1)   Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders
              listed therein.
2.2     (1)   Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications Corporation, NetCo Acquiring
              Corporation, FreeMail, Inc. and the shareholders listed therein.
3.1     (1)   Amended and Restated Articles of Incorporation of the Company.
3.2     (1)   By-Laws of the Company.
4.1     (1)   Indenture dated as of March 5, 1998, between the Company, as
              Issuer, and First Trust National Association, as Trustee.
4.2a    (1)   Certificate for the Rule 144A Original Notes ($200,000,000).
4.2b    (1)   Certificate for the Rule 144A Original Notes ($8,030,000).
4.3     (1)   Certificate for the Regulation S Original Notes.
4.4     (1)   Certificate for the Rule 144A Warrants.
4.5     (1)   Certificate for the Regulation S Warrants.
4.6a    (1)   Rule 144A Unit Certificate. (200,000 Units)
4.6b    (1)   Rule 144A Unit Certificate. (8,030 Units)
4.7     (1)   Certificate for the Regulation S Units.
4.8     (1)   Form of Certificate for the Exchange Notes (incorporated herein by reference and included in Exhibit 4.1 to the Company's
              Registration Statement on Form S-4 filed with Securities and
              Exchange Commission on May 28, 1998).
4.9     (1)   Common Stock Certificate.
4.10    (1)   Registration Rights Agreement, dated March 5, 1998, among the
              Company and Merrill Lynch Pierce, Fenner & Smith Incorporated,
              Credit Suisse First Boston Corporation and First Chicago Capital
              Markets, Inc.
4.11    (1)   Common Stock Registration Rights Agreement, dated as of
              March 5, 1998, among the Company, WorldCom Inc., Merrill Lynch,
              Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston
              Corporation and First Chicago Capital Markets, Inc.
4.12    (1)   Warrant Agreement, dated as of March 5, 1998, by and between the
              Company and First Trust National Association, as Warrant Agent,
              to purchase common stock of the Company.
4.13    (2)   Certificate Representing 100,000 Shares of Class A Preferred
              Stock of the Company issued to WorldCom Inc. on December 16, 1996
              (Incorporated herein by reference to exhibit 10.5 of the Company's
              Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.14    (2)   Warrants to purchase 4,157,500 Shares of Common Stock of the
              Company exercisable on or before December 31, 2000, issued to
              WorldCom Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and
              Exchange Commission on May 28, 1998).
4.15    (2)   Certificate for 13.25% Subordinated Unsecured Convertible Note due
              August 28, 2005 ($25,000,000 Note) issued to MCI WorldCom, Inc.
              on January 13, 1999.
4.16    (2)   Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B
              Warrants to purchase Common Stock of the Company, issued to
              WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and
              Exchange Commission on May 28, 1998).
4.17    (2)   Subordinate Unsecured Convertible Note and Warrant Purchase
              Agreement between the Company and MCI WorldCom, Inc. dated
              January 13, 1999.

4.18    (2)   Preferred Stock Purchase Agreement by and between the Company and
              Silicon Graphics, Inc. dated as of March 3, 1999.
4.19    (2)   Certificate for 150,000 Warrants to purchase shares of Common
              Stock for the purchase price of $.01 per share dated
              January 13, 1999.
4.20    (2)   Certificate of Designation of Rights and Preferences of Class A
              Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of this State of Minnesota on
              March 5, 1999.
4.21    (2)   Certificate of Designation of Rights and Preferences of Class
              B Convertible Preferred Stock of the Company filed with the
              Secretary of State of the State of Minnesota on March 4, 1999.
4.22    (2)   Certificate of Designation of Rights and Preferences of Class
              C Convertible Preferred Stock of the Company filed with the
              Secretary of State of the State of Minnesota on March 4, 1999.
4.23    (2)   Certificate of Designation of Rights and Preferences of Class
              D Convertible Preferred Stock of the Company filed with the
              Secretary of State of the State of Minnesota on March 4, 1999.
4.24    (2)   Certificate representing 115,206 shares of Class A Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.
4.25    (2)   Certificate representing 5,710,425 shares of Class B Convertible
              Preferred Stock of the Company issued to Silicon Graphics, Inc.
              on March 4, 1999.
4.26    (2)   Certificate representing 878,527 shares of Class C Convertible
              Preferred Stock of the Company issued to Silicon Graphics, Inc.
              on March 4, 1999.
4.27    (2)   Certificate representing 2,196,317 shares of Class D Convertible
              Preferred Stock of the Company issued to MCI WorldCom. Inc.
              on March 4, 1999.
4.28    (2)   Stockholders Agreement by and among the Company, Silicon
              Graphics, Inc. and MCI WorldCom, Inc. dated as of March 4, 1999.
4.29    (2)   Class A Preferred Stock Exchange Agreement by and between the
              Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.30    (2)   Class D Preferred Stock Conversion Agreement by and between the
              Company and MCI WorldCom, Inc. dated as of March 4, 1999.
10.1    (1)   Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First National Bank of Chicago, as Agent, dated as of September 26, 1997.
10.2    (1)   Ten Percent Convertible Note Purchase Agreement between the
              Company and WorldCom Inc. dated September 12, 1996 ($5,000,000
              Note).
10.3    (1)   Preferred Stock, Subordinated Note and Warrant Purchase Agreement
              between the Company and WorldCom Inc. dated November 14, 1996.
10.4    (1)   $28,500,000 Seven Percent Subordinated Note due December 31, 2003,
               payable to WorldCom Inc.
10.5          Intentionally omitted.
10.6          Intentionally omitted.
10.7    (1)   Right of Refusal Agreement Among WorldCom Inc., Edward
              Driscoll III and Alan L. Witters dated December 16, 1996.
10.8    (1)   Guaranty Agreement dated September 26, 1997, by and between the
              Company and WorldCom Inc.
10.9          Intentionally omitted.
10.10   (1)   Sublease dated September 24, 1997 between the Company and 1250895
              Ontario Limited, relating to the property located at 6100 110th
              Street West, Bloomington, Minnesota.
10.11   (1)   Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time Inc.
10.12   (1)   Standby Agreement dated as of July 19, 1997 by and between
              WorldCom Inc. and Time Inc.
10.13   (1)   Employment Agreement dated as of November 14, 1996, by and between the Company and Edward J.
              Driscoll III.
10.14   (1)   Employment Agreement dated as of November 14, 1996, by and between the Company and Allen Witters.
10.15   (1)   Employment Agreement dated as of April 16, 1996, by and between the Company and James R. Clancy.
10.16   (1)   Employment Agreement dated as of May 10, 1995, as amended, by and between the Company and Mark Marlow.

10.17   (1)   Agreement dated February 11, 1998 between the Company and
              WorldCom, Inc. modifying certain terms of the (i) 10% Convertible
              Subordinated Note, due September 30, 1999, (ii) 7% Subordinated
              Note, due December 31, 2003, and (iii) 100,000 shares of Series A
              Preferred Stock, all of which are held by MCI WorldCom, Inc.
              (incorporated herein by reference to exhibit No. 4.17 to the
              Company's Registration Statement on Form S-4 (File No. 333-53841)
              filed with the Securities and Exchange Commission on May 28, 1998)
10.18   (1)   1994 Stock Option Plan
10.19   (1)   Amended and Restated 1994 Stock Option Plan
10.20   (1)   1998 Combined Stock Option Plan.
10.21   (1)   Agreement dated June 5, 1997 between the Company and WorldCom,
              Inc. regarding data services
              provided by WorldCom, Inc. to the Company.
10.22         Preferred Provider Agreement by and between the Company and
              Silicon Graphics, Inc., dated as of March 4, 1999 (portions of this exhibit have been ommitted pursuant to a request for
              confidential treatment and have been filed with the Securities
              Commission under separate cover).
10.23   (2)   Sale and Purchase Agreement by and between Silicon Graphics,
              Inc., on behalf of itself and its wholly-owned subsidiary, Cray
              Research, L.L.C., and the Company dated as of March 4, 1999.
10.24   (2)   Lease by and between the Company and Silicon Graphics, Inc. on behalf of itself and its
              wholly-owned subsidiary, Cray Research, L.L.C., with respect to the Company's corporate campus
              facility located in Eagan, Minnesota dated as of March 4, 1999.
10.25   (2)   Employment Agreement dated January 1, 1998 by and between John R.
              Kauffman and the Company.
10.26   (2)   Employment Agreement dated November 3, 1997 by and between
              David T. Ottinger and the Company.
10.27   (2)   Employment Agreement dated September 8, 1998 by and between the
              Bradley E. Sparks and the Company.
27.1          Financial Data Schedule.

----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 1999.