Form 10-Q
period 1999-06-30
WAM NET INC
filed 1999-08-05
CIK 1060274

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended: June 30, 1999

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


                              655 Lone Oak Drive
                            Eagan, Minnesota 55121
                   (Address of principal executive offices)
                                  (Zip Code)


                                (651) 256-5100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]   No[ ]

As of July 31, 1999 there were 9,297,427 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 23

                                 WAM!NET Inc.

                              INDEX TO FORM 10-Q


Part I--Financial Information
                                                                            Page
                                                                            ----
                                                                             No.
                                                                            ----
         Item 1--Financial Statements

               Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                and December 31, 1998 .......................................  3

               Consolidated Statements of Operations for the three and six months in the periods ended June 30, 1999 and 1998
                (unaudited)..................................................  5

               Consolidated Statements of Cash Flows for the six months
                in the periods ended June 30, 1999 and 1998 (unaudited)......  6

               Notes to Consolidated Financial Statements (unaudited) .......  8

         Item 2--Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..................................  9

         Item 3--Quantitative and Qualitative Disclosures About Market Risk.. 17

Part II--Other Information

         Item 2--Changes in Securities and Use of Proceeds .................. 19

         Item 6--Exhibits and Reports on Form 8-K ........................... 19

Signature -- ................................................................ 20

Exhibit Index-- ............................................................. 21

                         Part I--FINANCIAL INFORMATION

Item 1--Financial Information

                                 WAM!NET Inc.

                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                                                       June 30,        December 31,
                                                                                         1999              1998
                                                                                    ---------------   ----------------
                                                                                      (Unaudited)
Assets
Current assets:
     Cash and cash equivalents  ................................................    $         8,050   $          6,272
     Accounts receivable, net of allowance of $661 and $430, respectively  .....              3,765              3,466
     Inventory  ................................................................              1,577              1,534
     Prepaid expenses and other current assets  ................................              3,339              3,187
                                                                                    ---------------   ----------------
          Total current assets  ................................................             16,731             14,459

Property and equipment:
     Building and land  ........................................................             39,592                605
     Network equipment  ........................................................             63,321             50,907
     Other support equipment  ..................................................             21,673             18,046
     Furniture and fixtures  ...................................................              4,188              2,802
     Leasehold improvements  ...................................................              5,004              6,506
                                                                                    ---------------   ----------------
                                                                                            133,778             78,866
     Accumulated depreciation  .................................................             27,100             16,399
                                                                                    ---------------   ----------------
                                                                                            106,678             62,467
     Goodwill, net of accumulated amortization of $8,601 and $5,308,
          respectively..........................................................             24,124             27,734

     Deferred financing charges, net of accumulated amortization of
          $8,410 and $5,959, respectively.......................................             17,731             20,183
     Other assets  .............................................................                620                616
                                                                                    ---------------   ----------------

          Total assets  ........................................................    $       165,884   $        125,459
                                                                                    ===============   ================

                                 WAM!NET Inc.

                   (dollars in thousands, except share data)

                                                                                            June 30,           December 31,
                                                                                              1999                 1998
                                                                                           ----------          ------------
                                                                                           (Unaudited)
Liabilities and shareholders' deficit
Current liabilities:
  Accounts payable......................................................................    $  13,491           $  17,098
  Accrued salaries and wages............................................................        4,205               4,801
  Accrued expenses......................................................................        4,013               3,176
  Current portion of equipment financing and obligations under capitalized
    leases..............................................................................        6,912               5,324
                                                                                            ---------           ---------
     Total current liabilities..........................................................       28,621              30,399

Long-term debt:
  Subordinated notes payable............................................................       28,319              27,403
  Line of credit........................................................................       25,000              24,000
  Equipment financing...................................................................       12,145              13,536
  13.25% Senior Discounted Notes........................................................      148,182             138,975

Redeemable Preferred Stock, Class A, $10.00 par value:
     Authorized shares--115,206
     Issued and outstanding shares--115,206 and 100,000 at June 30, 1999  and
      December 31, 1998.................................................................        1,152               1,000

Shareholders' deficit:
  Convertible Preferred Stock, Class B, $.01 par value:
     Authorized, issued and outstanding --5,710,425 and 0...............................           57                  --
  Convertible Preferred Stock, Class C, $.01 par value:
     Authorized, issued and outstanding --878,527 and 0.................................            9                  --
  Convertible Preferred Stock, Class D $.01 par value:
     Authorized, issued and outstanding --2,196,317 and 0...............................           22                  --
  Undesignated shares, $.01 par value--1,099,525
  Common Stock, $.01 par value:
     Authorized shares--490,000,000
     Issued and outstanding shares--9,297,427 and 9,288,194 at
       June 30, 1999 and December 31, 1998..............................................           93                  93
  Additional paid-in capital............................................................      156,586              54,302
  Accumulated deficit...................................................................     (232,828)           (164,387)
  Other accumulated comprehensive income (loss).........................................       (1,474)                138
                                                                                            ---------           ---------
  Total shareholders' deficit...........................................................      (77,535)           (109,854)
                                                                                            ---------           ---------
  Total liabilities and shareholders' deficit...........................................    $ 165,884           $ 125,459
                                                                                            =========           =========

                            See accompanying notes.

                                 WAM!NET Inc.

                     Consolidated Statements of Operations
            (dollars in thousands, except share and per share data)

                                                                           Three months ended              Six months ended
                                                                                  June 30,                      June 30,
                                                                                  --------                      --------
                                                                            1999              1998         1999         1998
                                                                         ----------        ----------   ----------   ----------
                                                                                                 (Unaudited)
Revenues:
  Service revenue.....................................................   $    4,672        $    1,905   $    8,435   $    3,225
  Less rebates........................................................         (725)             (481)      (1,360)        (752)
                                                                         ----------        ----------   ----------   ----------
Net service revenue...................................................        3,947             1,424        7,075        2,473
Software and hardware sales...........................................        1,853             3,919        3,592        4,741
                                                                         ----------        ----------   ----------   ----------
Total revenue.........................................................        5,800             5,343       10,667        7,214

Operating expenses:
Network communications................................................        6,246             3,803       12,723        6,900
Cost of software and hardware.........................................          574             1,214        1,397        1,475
Network operations and development....................................        4,105             6,036        9,391        9,349
Selling, general and administrative...................................       11,758             9,301       22,755       26,120
Depreciation and amortization.........................................        7,851             4,104       16,057        6,026
                                                                         ----------        ----------   ----------   ----------
                                                                             30,534            24,458       62,323       49,870
                                                                         ----------        ----------   ----------   ----------
Loss from operations..................................................      (24,734)          (19,115)     (51,656)     (42,656)

Other income (expense):
  Interest income.....................................................          229               855          429        1,149
  Interest (expense)..................................................       (7,417)           (6,004)     (17,491)      (9,449)
  Other income........................................................          277                12          277           22
                                                                         ----------        ----------   ----------   ----------
Net loss..............................................................   $  (31,645)       $  (24,252)  $  (68,441)  $  (50,934)
Less preferred dividends..............................................       (1,751)              (18)      (2,305)         (35)
                                                                         ----------        ----------   ----------   ----------
Net loss applicable to common stock...................................   $  (33,396)       $  (24,270)  $  (70,746)  $  (50,969)
                                                                         ==========        ==========   ==========   ==========

Net loss applicable per common share - basic and diluted..............   $    (3.59)       $    (2.93)  $    (7.61)  $    (6.15)
                                                                         ==========        ==========   ==========   ==========

Weighted average number of common shares outstanding..................    9,295,786         8,294,741    9,295,786    8,294,741
                                                                         ==========        ==========   ==========   ==========

                            See accompanying notes.

                                 WAM!NET Inc.

                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                                                     Six  months ended
                                                                                          June 30,
                                                                                  ------------------------
                                                                                    1999           1998
                                                                                  --------        --------
                                                                                      (Unaudited)
Operating activities
Net loss.......................................................................   $(68,441)       $(50,934)
Adjustments to reconcile net loss to net cash used in operating activities:
     Noncash interest expense, including related warrants values...............     15,372           7,430
     Value of stock options issued to employees and consultants................        118          12,030
     Depreciation and amortization.............................................     16,057           6,124
     Loss on disposal of property and equipment................................         --              27
     Changes in operating assets and liabilities:
          Accounts receivable..................................................       (299)            698
          Prepaid expenses and other assets....................................       (161)         (1,364)
          Accounts payable.....................................................     (3,606)          2,023
          Accrued expenses.....................................................        434             937
                                                                                  --------        --------
Net cash used in operating activities..........................................    (40,526)        (23,029)

Investing activities
Purchases of property and equipment............................................    (16,976)        (18,917)
Purchase of 4-Sight (net of cash acquired).....................................         --         (16,350)
Patent expenditures............................................................        (34)             --
                                                                                  --------        --------
Net cash used in investing activities..........................................    (17,010)        (35,267)

Financing activities
Proceeds from exercise of stock options........................................          2               7
Net proceeds from sale of convertible preferred stock..........................     59,498              --
Proceeds from 13.25% Senior Discount Notes.....................................         --         120,626
Proceeds from line of credit...................................................      1,000           5,203
Payments on line of credit.....................................................         --         (24,003)
Proceeds from equipment financing..............................................      3,102           6,823
Payments on equipment financing................................................     (2,967)         (2,125)
Capitalized financing costs....................................................         --          (1,916)
                                                                                  --------        --------
Net cash provided by financing activities......................................     60,635         104,615
Effect of foreign currencies on cash...........................................     (1,321)            (34)
                                                                                  --------        --------
Increase (decrease) in cash and cash equivalents...............................      1,778          46,285
Cash and cash equivalents at beginning of period...............................      6,272             274
                                                                                  --------        --------
Cash and cash equivalents at end of period.....................................   $  8,050        $ 46,559
                                                                                  ========        ========

                            See accompanying notes.

                                 WAM!NET Inc.

                            (dollars in thousands)

                                                                                     Six months ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                    1999            1998
                                                                                   -------        -------
                                                                                        (Unaudited)
Supplemental schedule of noncash financing activities
  Conversion of accrued interest to subordinated debt...........................   $    --        $   918
  Conversion of accrued dividends to preferred stock............................       152             --
  Issuance of convertible preferred stock in exchange for land,
      building and furniture & fixtures.........................................    40,000             --
  Accumulated and unpaid dividends..............................................        23             35
  Issuance of common stock relating to acquisition..............................        --         20,000
  Conversion of convertible subordinated debenture for common stock.............        --             25

Supplemental schedule of cash flow information
      Cash paid for interest....................................................   $ 2,176        $ 1,132

                            See accompanying notes.

                                 WAM!NET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Consolidated Financial Statements

     The accompanying consolidated financial statements have been prepared by WAM!NET Inc. (the `Company') without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1998. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain amounts for the prior year have been reclassified to conform to current year presentation.


2.   Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FreeMail, Inc., NetCo Communications of Canada, Inc. and WAM!NET U.K. Limited (formerly 4-Sight Limited). All intercompany transactions have been eliminated.


3.   Preferred Stock

In January 1999, the Company issued the 1999 MCI WorldCom Convertible Note and in January 1999 and March 1999, the Company borrowed $10.0 million and $15.0 million, respectively, thereunder. The 1999 MCI WorldCom Convertible Note was converted into 2,196,317 shares of the Company's Class D Convertible Preferred Stock, par value $.01 per share (the "Class D Preferred Stock"), immediately prior to the closing of the Silicon Graphics, Inc. investment discussed below ("SGI Investment"). In connection with the MCI WorldCom Convertible Note, the Company issued warrants to MCI WorldCom to purchase a total of 350,000 shares of Common Stock. The warrants have an exercise price of $.01 and are exercisable from April 30, 1999 until April 30, 2004.

In March 1999, the Company entered into the SGI Investment, providing for the purchase by SGI of 5,710,425 shares of the Company's Class B Convertible Preferred Stock, par value $.01 per share (the "Class B Preferred Stock"), and 878,527 shares of the Company's Class C Convertible Preferred Stock, par value $.01 per share (the "Class C Preferred Stock"). The holders of a majority of the Class B Preferred Stock have the right to designate one member of the Company's Board of Directors. The aggregate consideration received by the Company for the Class B Preferred Stock and the Class C Preferred Stock was $75 million, of which $35 million was paid in cash and $40 million was paid by transfer to the Company of a corporate campus facility. The Class B Preferred Stock and the Class C Preferred Stock will be convertible on a one-to-one basis into Common Stock (subject to anti-dilution adjustments) and will have the right to vote with the Common Stock, on an as-converted basis, as a single class. The Class B Preferred Stock and Class C Preferred Stock are convertible immediately following the issuance date and 18 months following the issuance date, respectively. The shares of convertible Common Stock into which the Class B Preferred Stock and the Class C Preferred Stock are subject to certain registration rights.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis is based on the historical results of WAM!NET Inc. (the "Company") and should be read in conjunction with the Company's Financial Statements included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

     Our initial focus has been our Direct Service. This is our fastest, most secure and most reliable transport service, providing direct, guaranteed and managed access and transport over our private network. Customers choose the capacity and speed of their network access device, and the throughput level of their network connection to meet their requirements. We released our mid-price On-Ramp Service in Europe during the first quarter of 1999 and in North America during the second quarter of 1999. We recently introduced our lower priced Internet Gateway Service to our current Direct Service customers, and we expect to release this service generally at the beginning of the fourth quarter of 1999. Both On-Ramp and Internet Gateway services are targeted to facilitate growth in the number and size of workflow groups by permitting connectivity at lower costs commensurate with lower capacity needs for smaller users who are often key participants in workflow. At June 30, 1999, we had an installed base of 1,776 customer sites using Direct Services, primarily in the US, and an installed base of 1,427 customer sites using On-Ramp Services, primarily in Europe. As we continue to roll out our new services and applications, we expect that our Direct Service will remain a key component of our business strategy, but will represent a smaller portion of our overall business

     Revenues.

     Service revenue. Our service revenue is directly related to customer traffic through our global private network which is related to the number of, and degree of utilization by, workflow groups who connect among themselves through our network. Our service revenue is derived primarily from annual or multi-year service contracts which have automatic renewal or extension provisions. These contracts generally include a minimum monthly fee and additional charges for usage that exceeds an included monthly minimum. We currently offer our services at scaled minimum usage fees, which typically range for Direct Service from $650 per month to $4,000 per month, and for On-Ramp Service from $45 per month to $360 per month. We begin to earn service revenue from Direct Service customers following installation of equipment and service at a customer's premises, which typically lags contract signing by 60 to 90 days. We begin to earn service revenue from our other services upon contract signing and/or usage. We began to record revenue from our On-Ramp Service in March 1999, and will begin to record revenue from Internet Gateway Service during the third quarter of 1999. We expect to introduce our initial WAM!BASE services during the fourth quarter of 1999.

     Rebates. From inception through the end of 1998, as we launched our Direct Service, we offered significant promotional programs, including free trial programs and volume related service rebates to gain new customers and drive utilization of our services. These programs typically involved 60 to 90 day free trials at the beginning of a service contract and extended discount or rebate programs to stimulate usage during the first year of the contract. Our experience with those promotional programs has been favorable, with approximately 94% of customers continuing to use our service following expiration of the free trial period. Rebates from promotional programs will decline as these programs expire. We may use similar promotional programs in the future to introduce new services or to address additional markets.

     Software and hardware sales. Revenue from software and hardware sales includes primarily the sale of 4-Sight iSDN Manager(TM) software and ISDN cards under long-term contracts. In addition, our On-Ramp Service customers may choose to make a single upfront payment and purchase software instead of paying monthly service fees under contracts for the use of our On-Ramp software. In both cases these purchases appear as software and hardware sales in our revenue. We expect revenue from software and hardware sales to decline upon completion of the long-term contracts for 4-Sight iSDN Manager(TM) and ISDN cards.

     No single customer accounted for more than 5% of our revenues for the six month period ended June 30, 1999 on a consolidated basis.

     Operating Expenses.

     Network communications. Network communications expense represents the largest direct cost associated with providing our Direct Service. Network communications expense includes both the costs of the high bandwidth, backbone carrier services interconnecting our global infrastructure of network operating and data storage centers and distribution hubs as well as the costs of local loop telephone circuits connecting our network access devices at a customer's premises to the nearest distribution hub. Local telephone circuit connections provided by local exchange carriers account for the substantial majority of these charges, with significant differences between urban and rural connection costs. National and international carrier service, provided to us primarily by MCI WorldCom, accounts for the balance of these charges. Network communication expense is generally a fixed monthly cost per circuit. We expect that network communications expense will increase as our network expands; however, we expect that the cost of these expenses as a percentage of revenue will decline with increasing utilization of our network. We also believe that growing competition among telephony and communications providers may reduce the cost of local telephone circuit and backbone connections. We actively seek to obtain and deploy technologies that will reduce the costs of local telephone circuit connections, such as wireless technologies and remote dial-up capabilities. We also intend to use our network management tools to optimize the use of existing and planned network capacity as volume increases and traffic patterns begin to emerge. We continue to incur substantial network communication expense as we deploy our network and related services and applications globally; however, we expect the network communications expense as a percentage of revenue to decline.

     Software and hardware. Software and hardware expense reflects the costs of software and hardware sold.

     Network operations and development.   Network operations and development
expense represents costs directly associated with developing, maintaining, managing and servicing our global private network. These costs include direct labor, vendor service fees, point-of-presence charges and research and development charges, which are often incurred in advance of receiving revenue. Our currently installed network operating centers account for the substantial majority of these direct labor and operating costs. Most of the costs associated with the development of new services and applications, such as WAM!BASE, WAM!PROOF, On-Ramp and Internet Gateway, are accounted for as network operations expenses and are incurred in advance of receiving revenue. Upon reaching technological feasibility for these applications, we begin to capitalize these expenses until general public release of the application and then we amortize a portion of these costs over a 2 year period. This amortization expense appears in depreciation and amortization. We expect that network operations costs will increase as our network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

     Selling, general and administrative. Our selling expense consists primarily of the salaries and commissions of our direct sales force and our global marketing groups, commissions for channel partners, and the costs of ongoing marketing activities such as promotions and channel development. Our sales and marketing efforts through the end of 1998 were primarily intended to create awareness of our services, stimulate trial use and induce integration into customer workflow. With the growth of our installed customer base, we began in 1999 integrating our services into our customers' workflow and expanding the size and number of workflow groups such as by introducing more affordable connectivity options. We expect to continue to incur significant sales and marketing expenses in order to obtain increased penetration in selected vertical markets and to generate increased traffic among existing customers.

     Our general and administrative expense includes administrative salaries, related overhead and professional service fees. These costs reflect expenditures related to the rapid growth and expansion of our administrative infrastructure necessary to manage our expanding operations, and professional service fees for financing activities, contract negotiations and acquisitions. We continue to incur substantial general and administrative expenses as we continue to deploy our network and related services and applications globally; however, we expect the cost of general and administrative expenses as a percentage of revenue to decline. of

     Depreciation and amortization. We retain ownership of the customer premise equipment and most of the hardware and software necessary for our customers to use our services on a turn-key basis. Depreciation and amortization expense includes depreciation of this hardware and software as well as the equipment located in our distribution hubs and network operating and data storage centers. We also amortize certain costs relating to the acquisitions of 4-Sight and Freemail, which we acquired using the purchase method of accounting. We anticipate additional capital investments in our network infrastructure commensurate with customer demand and market opportunity. As a result, we anticipate that depreciation and amortization expense will continue to increase in future periods as we continue to purchase equipment and expand operations; however, we expect depreciation and amortization expense as a percentage of revenue to decline.

Results of Operations

Three Month Period Ended June 30, 1999 Compared with Three Month Period Ended June 30, 1998

     Revenues.

     Service revenue. Service revenue for the three month period ended June 30, 1999 was $4.7 million, compared to $1.9 million for the three month period ended June 30, 1998, an increase of $2.8 million, or 147.4%. This increase in revenue was primarily due to growth in the number of customers purchasing Direct Services, increased utilization by customers, and price increases in monthly fees. The number of network access devices installed at customer sites increased to 1,680 at June 30, 1999 from 943 at June 30, 1998, an increase of 737, or 78.2%. Customers sites using On-Ramp Services were 1,427 sites at June 30, 1999; at June 30, 1998 we had to not yet released our On-Ramp Service.

     Rebates. Rebates for the three month period ended June 30, 1999 were $0.7 million, compared to $0.5 million for the three month period ended June 30, 1998, an increase of $0.2 million, or 40.0%. The increase resulted from marketing programs implemented during 1998 to stimulate utilization of our services to introduce pricing schedules and accelerate contract renewals. The programs generally expire on December 31, 1999

     Net service revenue. Net service revenue for the three month period ended June 30, 1999 was $3.9 million, compared to $1.4 million for the three month period ended June 30, 1998, an increase of $2.5 million, or 178.6%. The increase in net revenue for the three month period ended June 30, 1999, over the three month period ended June 30, 1998 reflects increased service revenue partially offset by increased rebates.

     Software and hardware sales. Revenue from software and hardware sales resulted primarily from fulfillment of long-term contracts entered into by 4-Sight prior to our acquisition of that company in March 1998. Revenue from software and hardware sales for the three month period ended June 30, 1999 were $1.9 million, compared to $3.9 million for the three month period ended June 30, 1998, a decrease of $2.0 million, or 51.3%. The decrease is due to our migration from sales of 4-Sight software and hardware as stand-alone products to the rental of software and hardware as part of our service agreements.

     Total Revenue. Total revenue for the three month period ended June 30, 1999 was $5.8 million, compared to $5.3 million for the three month period ended June 30, 1998, an increase of $.5 million, or 9.4%, reflecting increased net service revenue partially offset by decreased hardware and software sales during the current period compared to the prior period.

     Operating Expenses.

     Network communications. Network communications expense for the three month period ended June 30, 1999 was $6.3 million, compared to $3.8 million for the three month period ended June 30, 1998, an increase of $2.5 million, or 65.8%. This increase resulted primarily from increased costs for local loop connections related to growth in the number of our Direct Service customers, and to installation of additional hubs for domestic and foreign network operations. The average monthly network communications expense per Direct Service customer site for the three month period ended June 30, 1999 was $1,201, compared to $1,380 for the three month period ended June 30, 1998, a decrease of $179, or 13.0%. This trend reflects more efficient use of our backbone as we add more Direct Service customers to our network, a beneficial shift in the geographic mix of our customers, and generally declining costs of local loop and back-bone capacity. These trends were partially offset by growth in our Direct Service customer base in Europe, where local loop costs are generally higher than in North America. For the three month period ended June 30, 1999 local telephone circuit connections represented approximately 70%, and national and international carrier services represented approximately 30% of network communication expense.

     Software and hardware. The cost of software and hardware for the three month period ended June 30, 1999 was $0.6 million, compared to $1.2 million for the three month period ended June 30, 1998, a decrease of $0.6 million, or 50.0%. This decrease reflects the decline in software and hardware sales.

     Network operations and development. Network operations and development expense for the three month period ended June 30, 1999 was $4.1 million, compared to $6.0 million for the three month period ended June 30, 1998, a decrease of $1.9 million, or 31.2%. The decrease was primarily due to completion of On-Ramp development and the termination of associated development costs, and, to a lesser extent, to the capitalization of certain development costs for Internet Gateway and WAM!BASE, partially offset by costs incurred for establishing our network operations center in Belgium.

     Selling, general and administrative. Selling, general and administrative expense for the three month period ended June 30, 1999 was $11.8 million, compared to $9.3 million for the three month period ended June 30, 1998, an increase of $2.5 million, or 26.9%. The increase was primarily due to (i) expansion of our European sales force, partially offset by reductions and realignments in our North American sales force, (ii) increased marketing expense for trade show attendance associated with new service promotions and (iii) increased costs associated with the restructuring of our executive and administrative management team to support our new sales and marketing focus.

     Depreciation and amortization. Depreciation and amortization for the three month period ended June 30, 1999 was $7.9 million, compared to $4.1 million for the three month period ended June 30, 1998, an increase of $3.8 million, or 92.7%. This increase is primarily due to depreciation of additional network and related equipment purchased for network expansion during 1998 and 1999 and amortization of a full three months of goodwill in 1999 resulting from the acquisition of 4-Sight.

     Interest income. Interest income for the three month period ended June 30, 1999 was $0.2 million, compared to $0.9 million for the three month period ended June 30, 1998, a decrease of $0.7 million, or 77.7%. The decrease in interest income was primarily due to the decrease in our average monthly balance of cash and cash equivalents.

     Interest expense. Interest expense for the three month period ended June 30, 1999 was $7.4 million, compared to $6.0 million for the three month period ended June 30, 1998, an increase of $1.4 million, or 23.3%. The increase was primarily due to (i) the increase in long-term unsecured debt we incurred during 1998 to fund our operations and to acquire 4-Sight, consisting primarily of our 13.25% senior discounted notes due 2005 (the "1998 Notes") in the accreted principal amount of $148.2 million at June 30, 1999, and (ii) the increase in equipment financing. In the three month period ended June 30, 1999, the Company incurred expense in the amount of $1.2 million representing financing costs including the current portion of the attributed cost incurred upon issuance of warrants in connection with certain financing transactions, including the 1998 notes.

     Other income. Other income increased to $0.3 million for the three month period ended June 30, 1999, from $12,000 for the three month period ended June 30, 1998. This increase primarily reflects receipt of one month's rental income received from SGI in connection with our lease to SGI in June, 1999 of a portion of the corporate campus facility in Eagan which we purchased from SGI in March, 1999. This income was partially offset by our continuing rental obligations for vacated facilities.

     Net loss. Our net loss of $31.7 million for the three month period ended June 30, 1999 increased $7.4 million, or 30.5%, compared to a net loss of $24.3 million for the three month period ended June 30, 1998. This increase is related to the higher excess of expenses associated with the continuing operation, deployment and marketing of our network and network services as described above over the revenues received during the three month period ended June 30, 1999.


     Six Month Period Ended June 30, 1999 Compared with Six Month Period Ended June 30, 1998

     Revenues.

     Service revenue. Service revenue for the six month period ended June 30, 1999 was $8.4 million, compared to $3.2 million for the six month period ended June 30, 1998, an increase of $5.2 million, or 162.5%. The increase is due to the same factors described above for the comparable three month periods ended June 30, 1999 and 1998.

     Rebates. Rebates for the six month period ended June 30, 1999 was $1.4 million, compared to $0.8 million for the six month period ended June 30, 1998, an increase of $0.6 million, or 75.0%. The increase is due to the same factors described above for the comparable three month periods ended June 30, 1999 and 1998.

     Net service revenue. Net service revenue for the six month period ended June 30, 1999 was $7.1 million, compared to $2.5 million for the six month period ended June 30, 1998, an increase of $4.6 million, or 184.0%. The increase in net revenue for the six month period ended June 30, 1999, over the six month period ended June 30, 1998 reflects increased service revenue partially offset by increased rebates.

     Software and hardware sales. Revenue from software and hardware sales for the six month period ended June 30, 1999 was $3.6 million, compared to $4.7 million for the six month period ended June 30, 1998, a decrease of $1.1 million, or 23.4%. The decrease is due to the same factors described above for the comparable three month periods ended June 30, 1999 and 1998, and does not include revenue from sales of 4-Sight software and hardware prior to our acquisition of 4-Sight in March, 1998.

     Total Revenue. Total revenue for the six month period ended June 30, 1999 was $10.7 million, compared to $7.2 million for the six month period ended June 30, 1998, an increase of $3.5 million, or 48.6%, reflecting increased net service revenue partially offset by decreased hardware and software sales during the current period compared to the prior period.

     Operating Expenses.

     Network communications. Network communications expenses for the six month period ended June 30, 1999 were $12.7 million, compared to $6.9 million for the six month period ended June 30, 1998, an increase of $5.8 million, or 84.1%. The increase is due to the same factors described above for the comparable three month periods ended June 30, 1999 and 1998. The average monthly network communications expense per Direct Service customer site for the six month period ended June 30, 1999 was $1,271, compared to $1,469 for the six month period ended June 30, 1998, a decrease of $198, or 13.5%. This trend reflects more efficient use of our backbone, as we add more Direct Service customers to our network; a beneficial shift in the geographic mix of our customers; and generally declining costs of local loop and back-bone capacity. For the six month period ended June 30, 1999 local telephone circuit connections represented approximately 70%, and national and international carrier services represented approximately 30% of network communications expense.

     Software and hardware. The cost of software and hardware for the six month period ended June 30, 1999, was $1.4 million, compared to $1.5 million for the six month period ended June 30, 1998, a decrease of $0.1 million, or 6.7%. This decrease reflects declining software and hardware sales.

     Network operations and development. Network operations and development expense for the six month period ended June 30, 1999 was $9.4 million, compared to $9.3 million for the six month period ended June 30, 1998. This expense includes one-time costs related to the acquisition of 4-Sight in March 1998, and costs for development of On-Ramp, Internet Gateway and WAM!BASE which were incurred during 1998 and 1999. We anticipate a lower level of development costs for continuing Internet Gateway and WAM!BASE development in future periods.

     Selling, general and administrative. Selling, general and administrative expense for the six month period ended June 30, 1999 was $22.8 million, compared to $26.1 million for the six month period ended June 30, 1998, a decrease of $3.3 million, or 12.6%. This decrease is primarily due to a one-time $11.5 million non-cash compensation charge relating to the vesting of option contracts held by certain of our officers that occurred in the period ended June 30, 1998, partially offset by increases in other selling, general and administrative expenses during the current six month period. After adjusting for the one-time charge during 1998, recurring selling, general and administrative expense during the six month period ended June 30, 1999 increased $8.2 million, or 56.2% over the comparable adjusted amount for the six month period ended June 30, 1998.
The increase in these recurring expenses are due to the same factors described above for the comparable three month periods ended June 30, 1999 and 1998.

     Depreciation and amortization. Depreciation and amortization for the six month period ended June 30, 1999 was $16.1 million, compared to $6.0 million for the six month period ended June 30, 1998, an increase of $10.1 million, or 168.3%. The increase is due to the same factors described above for the comparable three month periods ended June 30, 1999 and 1998.

     Interest income. Interest income for the six month period ended June 30, 1999 was $0.4 million, compared to $1.1 million for the six month period ended June 30, 1998, a decrease of $0.7 million, or 63.6%. The decrease in interest income was primarily due to the decrease in the Company's average monthly balance of cash and cash equivalents.

     Interest expense. Interest expense for the six month period ended June 30, 1999 was $17.5 million, compared to $9.4 million for the six month period ended June 30, 1998, an increase of $8.1 million, or 86.2%. The increase is due to the same factors described above for the comparable three month periods ended June 30, 1999 and 1998, and in the six month period ended June 30, 1999 the Company also incurred interest expense (i) in the amount of $2.8 million in connection with the 13.25% subordinated unsecured convertible note due August 28, which converted into equity in March 1999, and (ii) in the amount of $5.2 million representing financing costs including the current portion of the attributed cost incurred for the issuance of warrants in connection with certain financing transactions, including our 13.25% senior discount notes.

     Other income. Other income for the six month period ended June 30, 1999 is due to the same factor as described above for the comparable three month period ended June 30, 1999.

     Net loss. Our net loss of $68.4 million for the six month period ended June 30, 1999, increased $17.5 million, or 34.4%, compared to a net loss of approximately $50.9 million for the six month period ended June 30, 1998. The increase is due to the same factors described above for the comparable three month periods ended June 30, 1999 and 1998

Liquidity and Capital Resources

     Since inception, we have incurred net losses and experienced negative cash flow. Net losses since inception have resulted in an accumulated deficit of $232.8 million as of June 30, 1999. We expect to continue to operate at a net loss and experience negative cash flow for the foreseeable future. Our ability to achieve profitability and positive cash flow from operations will depend on our ability to grow our revenue substantially and achieve other operating efficiencies.

     From inception through December 31, 1998, we used $86.8 million of net cash in operating activities primarily for salaries, consulting and legal expenses, network operations and overhead expense. During that period we used $92.8 million of net cash in investing activities, of which $76.5 million was used primarily for the expansion of our network and storage infrastructure, and $16.4 million (net of cash acquired) was used for the purchase of 4-Sight. We obtained $185.5 million of net cash during that period from financing activities, consisting of $183.5 million net cash proceeds from collateralized equipment financing and from the issuance of short-term and long-term debt including $120.6 million net proceeds from the issuance of our 13.25% senior discount notes, and $2.0 million of net cash proceeds from the sale of our equity securities.

     For the six month period ended June 30, 1999, we used $40.5 million of net cash in operating activities primarily for salaries, consulting and legal expenses, network operations and overhead expense. During that period we used $17.0 million of net cash in investing activities primarily for the expansion of our network and storage infrastructure. During the period we obtained $60.6 million of net cash proceeds from financing activities, consisting of $59.5 million from the issuance of short-term debt and preferred stock to MCI WorldCom and SGI, and $1.1 million from additional net borrowings under credit
facilities and equipment financing.   The increase of $39.0 million in our
building and land assets during the period result from our acquisition of the SGI corporate campus facility in March 1999 in exchange for the issuance of our preferred stock. Changes in other asset and liability balances during the recent six month period related to timing of expense recognition.

     On January 13, 1999, we issued the 1999 MCI WorldCom convertible note in the principal amount of $25.0 million due August 28, 1999. Under the 1999 MCI WorldCom convertible note we borrowed $10.0 million on January 13, 1999 and $15.0 million on March 4, 1999. Also, on that date, we consummated the SGI investment pursuant to which SGI purchased 5,710,425 shares of Class B convertible preferred stock and 878,527 shares of our Class C convertible preferred stock for aggregate net cash proceeds of $35.0 million and $40.0 million by way of transfer to us of SGI's corporate campus facility in Eagan, Minnesota. Immediately prior to the closing of our transaction with SGI, the 1999 MCI WorldCom convertible note was converted into 2,196,317 shares of Class D convertible preferred stock. In connection with the issuance of the 1999 MCI WorldCom convertible note, we also issued warrants to MCI WorldCom to purchase 150,000 and 200,000 shares of common stock at an exercise price of $.01 per share after April 30, 1999 and exercisable until April 30, 2004.

     Effective June 1, 1999 we amended our 1997 agreement for the acquisition of Freemail to change the amount and rate of payment of contingent consideration due to the former Freemail shareholders. We have decreased the amount payable from $3.0 million cash to $2.0 million, payable $1.0 million in cash and $1.0 million in shares of our common stock at fair market value. The rate of payment has also been changed from 5% of revenue from a selected class of customers to 5% of our total collected revenue, calculated quarterly. In accordance with this amendment, the first payment is due by October 30, 1999, for the quarter ended September 30, 1999.

         On July 12, 1999, the Company issued a $2.0 million secured promissory note to Data Sales Co., Inc. secured by certain equipment. Unless repaid on or before November 11, 1999, the Company will convey the equipment securing the note to Data Sales and lease the equipment back from Data Sales. The initial lease term would be 20 months from November 11, 1999 and would be cancellable thereafter on two months prior notice from either party. The Company's rental obligation under the lease would be $120,478 per month. At the end of the lease, the Company would be able to repurchase the equipment at its then fair market value.

         On July 16, 1999, the Company entered into a $20.0 million, two year credit facility with Foothill Capital Corporation. The credit facility contains a $10.0 million term loan requiring monthly interest payments during the first 18 months and five monthly installments of $210,000 of principal and interest thereafter with a balloon payment due at maturity. The remainder of the facility is a revolving credit facility under which Foothill will lend the Company up to an additional $10.0 million based upon a borrowing base consisting of the Company's recurring billings or collections from its U.S. customers. Amounts outstanding under the credit facility incur interest at the Wells Fargo Bank reference rate plus 1.75% (currently 9.75% per year). The credit facility is secured by a lien on the Company's corporate campus facility and certain or all other unencumbered and lienable assets. The credit facility requires the Company to obtain certain minimum gross margins, specified levels of network access device installations and minimum EBITDA for the quarter ending September 30, 1999, and for each quarter thereafter until maturity. It also provides for annual limits on the amount of the Company's capital expenditures. Foothill has agreed to release the lien on the corporate campus facility upon repayment of the term loan provided the Company is not then in default, and under certain circumstances to subordinate or release its lien on equipment to permit the Company to obtain equipment financing from third parties. The credit facility is automatically renewable at maturity until cancelled in accordance with its terms. The Company has currently borrowed approximately $14.0 million under the credit facility.

     Our ability to continue to fund our operating losses as we expand our
business depends on our ability to obtain additional sources of financing.   We
expect that our available operating capital as of July 31, 1999, as evidenced by cash, cash equivalent investments, and availability under existing credit facilities, together with borrowings under facilities from financial institutions with whom we are currently negotiating, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements for the remainder of our current fiscal year. We are seeking additional financing through some combination of the following: (1) long- and short-term financing from vendors, banks and other financial institutions, (2) monetizing our corporate campus facility, and (3) the issuance of our equity securities. If additional sources of funding cannot be obtained during the course of our fiscal year ending December 31, 1999, due to a constraint of available operating capital, we will be required to significantly slow our global market penetration, network growth and product development. In addition, should we be unable to generate cash from operating or investing activities to fund our operations and network growth during 1999, management expects that it would implement plans to reduce cash expenditures. The reduction of cash expenditures would have a material adverse effect on our global revenue and network expansion plans. We believe that the most evident and clearly measurable impact resulting from these reductions would be a significant decrease of installed network customers for the year ending December 31, 1999.
A material reduction in the base of installed customers would slow the growth of our recurring revenue stream, which is dependent upon customer utilization of our excess network capacity. Reductions in network utilization would directly impact our network revenue and could ultimately defer overall profitability of our service and products. Another possible impact of the above outlined expenditure reductions would be potentially material delays in software product development, the impact of which could further erode customer retention and network utilization.


Year 2000 Compliance

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As for many other companies, this year 2000 computer issue poses a potential risk for us as a user of information systems in the operation of our business, as a provider of managed, high-speed, digital data delivery network service and the related computer technology and software to customers, and as a customer of other organizations whose operations may be affected by year 2000 compliance issues.

     Our State of Readiness. We have completed an assessment of our core business information systems, many of which are provided by outside suppliers, for year 2000 readiness and are extending that review to include a variety of other information systems and related business processes used in our operations. We plan to have changes to critical systems implemented by the end of the third quarter of 1999 to allow time for testing. Most of our mission-critical applications are believed to be year 2000 compliant. We are also assessing the possible effect on our operations of the year 2000 readiness of critical suppliers of products and services. These include not just suppliers of components but also our outsourcing partners in manufacturing as well as suppliers of basic utilities. Our reliance on key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have a material adverse effect on our business, financial condition and results of operation. Although our assessment is ongoing, we currently believe that resolving these matters will not have a material adverse effect on our business, financial condition and results of operations.

     Costs. We have not incurred material historical costs for year 2000 awareness, inventory assessment, analysis, conversion, testing or contingency planning. We believe that we are unlikely to experience a material adverse impact on our business, financial condition or results of operations due to year 2000 compliance issues.

     Potential Risks. We could face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures and the execution of contingency plans. We could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to us. Under these circumstances, the adverse effects would be material, although not quantifiable at this time. Further, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effects of a domestic or global recession or depression also could be material, although not quantifiable at this time. We will continue to monitor business conditions to assess and quantify material adverse effects, if any, that may result from the year 2000 problem.

Item 3--Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency Exchange Rates. During the year ended December 31, 1998, our revenue originating outside the U.S. was 53% of total revenues. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates. All of our contracts are denominated in U.S. dollars except for those contracts entered into by our foreign subsidiaries which are denominated in local currency. We are unable to determine what effect, if any, the adoption and use of the Euro will have in the future on our business, operating results, liquidity and financial condition.

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     Interest Rates. We invest cash in a variety of financial instruments, including bank time deposits and fixed rate obligations of governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

     Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading.

     We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under the revolving credit facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the year ended December 31, 1998, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as our 13.25% senior discount notes, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

                          Part II--OTHER INFORMATION


Item 2 -- Changes in Securities and Use of Proceeds

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

(b) Reports on Form 8-K

    None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                  WAM!NET Inc.

Date: August 4 , 1999


                                  By: /s/ Edward J. Driscoll
                                     ------------------------
                                     Edward J. Driscoll
                                     Chairman of the Board, Chief Executive
                                     Officer and Treasurer

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

2.3    *    June 1, 1999 Amendment to the Agreement and Plan of Reorganization
            dated December 17, 1997 by and among WAM!NET Inc. (formerly Netco
            Communications Corporation), NetCo Acquiring Corporation, FreeMail,
            Inc. and the shareholders listed therein.

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

4.21      (2)  Certificate of Designation of Rights and Preferences of Class B
               Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.22      (2)  Certificate of Designation of Rights and Preferences of Class C
               Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.23      (2)  Certificate of Designation of Rights and Preferences of Class D
               Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.

4.24      (2)  Certificate representing 115,206 shares of Class A Preferred
               Stock of the Company issued to MCI WorldCom. Inc. on March 4,
               1999.

4.25      (2)  Certificate representing 5,710,425 shares of Class B Convertible
               Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.

4.26      (2)  Certificate representing 878,527 shares of Class C Convertible
               Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.

4.27      (2)  Certificate representing 2,196,317 shares of Class D Convertible
               Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.

4.28      (2)  Stockholders Agreement by and among the Company, Silicon
               Graphics, Inc. and MCI WorldCom, Inc. dated as of March 4, 1999.

4.29      (2)  Class A Preferred Stock Exchange Agreement by and between the
               Company and MCI WorldCom, Inc. dated as of March 4, 1999.

4.30      (2)  Class D Preferred Stock Conversion Agreement by and between the
               Company and MCI WorldCom, Inc. dated as of March 4, 1999.

10.1      (1)  Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First National Bank of Chicago, as Agent, dated as of September 26, 1997.

10.2      (1)  Ten Percent Convertible Note Purchase Agreement between the
               Company and WorldCom Inc. dated September 12, 1996 ($5,000,000
               Note).

10.3      (1)  Preferred Stock, Subordinated Note and Warrant Purchase Agreement
               between the Company and WorldCom Inc. dated November 14, 1996.

10.4      (1)  $28,500,000 Seven Percent Subordinated Note due December 31,
               2003, payable to WorldCom Inc.

10.5           Intentionally omitted.

10.6           Intentionally omitted.

10.7      (1)  Right of Refusal Agreement Among WorldCom Inc., Edward Driscoll
               III and Allen L. Witters dated December 16, 1996.

10.8      (1)  Guaranty Agreement dated September 26, 1997, by and between the
               Company and WorldCom Inc.

10.9           Intentionally omitted.

10.10     (1)  Sublease dated September 24, 1997 between the Company and 1250895
               Ontario Limited, relating to the property located at 6100 110th Street West, Bloomington, Minnesota.

10.11     (1)  Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time Inc.

10.12     (1)  Standby Agreement dated as of July 19, 1997 by and between
               WorldCom Inc. and Time Inc.

10.13     (1)  Employment Agreement dated as of November 14, 1996, by and between the Company and Edward J. Driscoll III.

10.14     (1)  Employment Agreement dated as of November 14, 1996, by and between the Company and Allen Witters.

10.15     (1)  Employment Agreement dated as of April 16, 1996, by and between the Company and James R. Clancy.

10.16     (1)  Employment Agreement dated as of May 10, 1995, as amended, by and between the Company and Mark Marlow.

10.17     (1)  Agreement dated February 11, 1998 between the Company and
               WorldCom, Inc. modifying certain terms of the (i) 10% Convertible Subordinated Note, due September 30, 1999, (ii) 7% Subordinated Note, due December 31, 2003, and (iii) 100,000 shares of Series A Preferred Stock, all of which are held by MCI WorldCom, Inc. (incorporated herein by reference to exhibit No. 4.17 to the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28,
               1998)

10.18     (1)  1994 Stock Option Plan

10.19     (1)  Amended and Restated 1994 Stock Option Plan

10.20     (1)  1998 Combined Stock Option Plan.

10.21     (1)  Agreement dated June 5, 1997 between the Company and WorldCom,
               Inc. regarding data services provided by WorldCom, Inc. to the Company.

10.22     (3)  Preferred Provider Agreement by and between the Company and
               Silicon Graphics, Inc., dated as of March 4, 1999 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed with the Securities Commission under separate cover).

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
               T. Ottinger and the Company.

10.27     *    Loan and Security Agreement dated July 16, 1999, by and between
               Foothill Capital Corporation and the Company.

27.1      *    Financial Data Schedule.

----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 1999.

(3) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 1999.

*         Filed herein.