Form 10-Q
period 1999-09-30
WAM NET INC
filed 1999-11-12
CIK 1060274

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1999 there were 9,297,427 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 21

                                  WAM!NET Inc.

                               INDEX TO FORM 10-Q


Part I--Financial Information
                                                                                                        Page
                                                                                                         No.
                                                                                                         ---
          Item 1--Financial Statements

                 Consolidated Balance Sheets as of September 30, 1999 (unaudited)
                   and December 31, 1998.............................................................     3

                 Consolidated Statements of Operations for the three and nine months in the periods
                   ended September 30, 1999 and 1998 (unaudited).....................................     5

                 Consolidated Statements of Cash Flows for the nine months in the periods ended
                   September 30, 1999 and 1998 (unaudited)...........................................     6

                 Notes to Consolidated Financial Statements (unaudited)..............................     8

          Item 2--Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.........................................................     9

          Item 3--Quantitative and Qualitative Disclosures About Market Risk.........................    16

Part II--Other Information

          Item 2--Changes in Securities and Use of Proceeds..........................................    17

          Item 6--Exhibits and Reports on Form 8-K...................................................    17

Signature --      ...................................................................................    18

Exhibit Index--   ...................................................................................    19


                          Part I--FINANCIAL INFORMATION


Item 1--Financial Information


                                  WAM!NET Inc.

                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                                        September 30,  December 31,
                                                                            1999          1998
                                                                        -------------  ----------
                                                                        (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ..........................................   $ 31,919   $  6,272
     Accounts receivable, net of allowance of $880 and $430, respectively      5,138      3,466
     Inventory ..........................................................      1,572      1,534
     Prepaid expenses and other current assets ..........................      3,983      3,187
                                                                            --------   --------
          Total current assets ..........................................     42,612     14,459

Property and equipment:
     Building and land ..................................................     39,742        605
     Network equipment ..................................................     66,613     50,907
     Other support equipment ............................................     21,714     18,046
     Furniture and fixtures .............................................      4,403      2,802
     Leasehold improvements .............................................      4,634      6,506
                                                                            --------   --------
                                                                             137,106     78,866
     Accumulated depreciation ...........................................     33,374     16,399
                                                                            --------   --------
                                                                             103,732     62,467
     Goodwill, net of accumulated amortization of $10,266 and $5,308,
         respectively ...................................................     22,714     27,734
     Deferred financing charges, net of accumulated amortization of
         $9,637 and $5,959, respectively ................................     19,549     20,183
     Other assets .......................................................        628        616
                                                                            --------   --------

          Total assets ..................................................   $189,235   $125,459
                                                                            ========   ========

                                  WAM!NET Inc.

                    (dollars in thousands, except share data)

                                                                    September 30,  December 31,
                                                                         1999         1998
                                                                     -----------   ----------
                                                                     (Unaudited)
Liabilities and shareholders' deficit
Current liabilities:
     Accounts payable .............................................   $  17,710    $  17,098
     Accrued salaries and wages ...................................       3,580        4,801
     Accrued expenses .............................................       6,376        3,176
     Current portion of equipment financing .......................       8,023        5,324
                                                                      ---------    ---------
          Total current liabilities ...............................      35,689       30,399

Long-term debt:
     Subordinated notes payable ...................................      28,779       27,403
     Notes payable ................................................      38,000         --
     Line of credit ...............................................      27,708       24,000
     Equipment financing ..........................................      14,490       13,536
     13.25% Senior Discounted Notes ...............................     152,987      138,975

Redeemable Preferred Stock, Class A, $10.00 par value:
          Authorized shares--115,206
          Issued and outstanding shares--115,206 and 100,000 at
             September 30, 1999 and December 31, 1998 .............       1,152        1,000

Shareholders' deficit:
     Convertible Preferred Stock, Class B, $.01 par value:
          Authorized, issued and outstanding--5,710,425 and 0 .....          57         --
     Convertible Preferred Stock, Class C, $.01 par value:
          Authorized, issued and outstanding--878,527 and 0 .......           9         --
     Convertible Preferred Stock, Class D $.01 par value:
          Authorized, issued and outstanding--2,196,317 and 0 .....          22         --
     Undesignated shares, $.01 par value--1,099,525
     Common Stock, $.01 par value:
          Authorized shares--490,000,000
          Issued and outstanding shares--9,297,427 and 9,288,194 at
             September 30, 1999 and December 31, 1998 .............          93           93
     Additional paid-in capital ...................................     156,600       54,302
     Accumulated deficit ..........................................    (265,870)    (164,387)
     Other accumulated comprehensive income (loss) ................        (481)         138
                                                                      ---------    ---------
     Total shareholders' deficit ..................................    (109,570)    (109,854)
                                                                      ---------    ---------
     Total liabilities and shareholders' deficit ..................   $ 189,235    $ 125,459
                                                                      =========    =========

                             See accompanying notes.

                                  WAM!NET Inc.

                     Consolidated Statements of Operations
            (dollars in thousands, except share and per share data)

                                                               Three months ended             Nine months ended
                                                                  September 30,                 September 30,
                                                                  -------------                 -------------
                                                               1999           1998           1999           1998
                                                           -----------    -----------    -----------    -----------
                                                                                  (Unaudited)
Revenues:
Net service revenue ....................................   $     4,787    $     1,782    $    11,861    $     4,256
Software and hardware sales ............................         2,029          3,739          5,622          8,480
                                                           -----------    -----------    -----------    -----------
Total revenue ..........................................         6,816          5,521         17,483         12,736

Operating expenses:
Network communications .................................         6,766          4,602         19,489         11,502
Cost of software and hardware ..........................           823          1,155          2,220          2,631
Network operations and development .....................         6,448         11,628         17,222         23,994
Selling, general and administrative ....................         9,581          9,956         30,952         33,058
Depreciation and amortization ..........................         8,851          5,328         24,908         11,353
                                                           -----------    -----------    -----------    -----------
                                                                32,469         32,669         94,791         82,538
                                                           -----------    -----------    -----------    -----------
Loss from operations ...................................       (25,653)       (27,148)       (77,308)       (69,802)

Other income (expense):
     Interest income ...................................            90            464            520          1,612
     Interest (expense) ................................        (7,987)        (6,293)       (25,479)       (15,787)
     Other income ......................................           508            718            783            783
                                                           -----------    -----------    -----------    -----------
Net loss ...............................................   $   (33,042)   $   (32,259)   $  (101,484)   $   (83,194)
Less preferred dividends ...............................        (1,800)           (18)        (4,105)           (52)
                                                           -----------    -----------    -----------    -----------
Net loss applicable to common stock ....................   $   (34,842)   $   (32,277)   $  (105,589)   $   (83,246)
                                                           ===========    -----------    ===========    -----------

Net loss applicable per common share - basic and diluted   $     (3.75)   $     (3.74)   $    (11.36)   $     (9.65)
                                                           ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding ...     9,296,339      8,627,889      9,296,339      8,627,889
                                                           ===========    ===========    ===========    ===========


                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                              ----------------------
                                                                                 1999         1998
                                                                              ---------    ---------
                                                                                    (Unaudited)
Operating activities
Net loss ..................................................................   $(101,484)   $ (83,194)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................      24,908       11,544
     Noncash interest expense, including related warrants values ..........      21,864       12,719
     Loss on disposal of property and equipment ...........................       1,354           69
     Value of stock options issued to employees and consultants ...........         145       12,492
     Changes in operating assets and liabilities:
          Accounts receivable .............................................      (1,671)         329
          Prepaid expenses and other assets ...............................        (806)      (3,380)
          Accounts payable ................................................         612        8,427
          Accrued expenses ................................................         646        3,846
          Income Taxes ....................................................        --         (1,360)
                                                                              ---------    ---------
Net cash used in operating activities .....................................     (54,432)     (38,508)

Investing activities
Purchases of property and equipment .......................................     (22,609)     (38,598)
Purchase of 4-Sight and Freemail (net of cash acquired) ...................        (250)     (16,350)
                                                                              ---------    ---------
Net cash used in investing activities .....................................     (22,859)     (54,948)

Financing activities
Proceeds from exercise of stock options ...................................           5           11
Net proceeds from sale of convertible preferred stock .....................      59,498         --
Proceeds from 13.25% Senior Discount Notes ................................        --        120,626
Proceeds from line of credit ..............................................      13,397        5,203
Payments on line of credit ................................................     (10,000)     (24,003)
Net proceeds from notes payable ...........................................      36,765         --
Proceeds from equipment financing .........................................       8,347       14,274
Payments on equipment financing ...........................................      (4,756)      (3,465)
Capitalized financing costs ...............................................        --         (2,098)
                                                                              ---------    ---------
Net cash provided by financing activities .................................     103,256      110,548
Effect of foreign currencies on cash ......................................        (318)         260
                                                                              ---------    ---------
Increase (decrease) in cash and cash equivalents ..........................      25,647       17,352
Cash and cash equivalents at beginning of period ..........................       6,272          274
                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................   $  31,919    $  17,626
                                                                              =========    =========

                             See accompanying notes.

                                  WAM!NET Inc.

                             (dollars in thousands)

                                                                             Nine months ended
                                                                                September 30,
                                                                             -----------------
                                                                               1999      1998
                                                                             -------   -------
                                                                                 (Unaudited)
Supplemental schedule of noncash financing activities
     Conversion of accrued dividends to preferred stock ..................       152        --
     Issuance of convertible preferred stock in exchange for land,
       building and furniture & fixtures .................................    40,000        --
     Warrant valuation reclassed to deferred charges from line of credit .        --     4,104
     Value of interest cost assigned to warrants .........................     4,297        --
     Accumulated and unpaid dividends ....................................        47        52
     Issuance of common stock relating to acquisition ....................        --    20,000
     Conversion of convertible subordinated debenture for common stock ...        --        25

Supplemental schedule of cash flow information
     Cash paid for interest ..............................................   $ 3,230   $ 1,654

                             See accompanying notes.

                                  WAM!NET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by WAM!NET Inc. ("We," "us," "our") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 1998. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain amounts for the prior year have been reclassified to conform to current year presentation.


2.   Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries: FreeMail, Inc., NetCo Communications of Canada, Inc., WAM!NET Japan KK and WAM!NET U.K. Limited (formerly 4-Sight Limited). All intercompany transactions have been eliminated.


3.   Preferred Stock

In January 1999, we issued the 1999 MCI WorldCom Convertible Note and in January 1999 and March 1999, we borrowed $10.0 million and $15.0 million, respectively. The 1999 MCI WorldCom Convertible Note was converted into 2,196,317 shares of our Class D Convertible Preferred Stock, par value $.01 per share (the "Class D Preferred Stock"), immediately prior to the closing of the Silicon Graphics, Inc. investment discussed below ("SGI Investment"). In connection with the MCI WorldCom Convertible Note, we issued warrants to MCI WorldCom to purchase a total of 350,000 shares of Common Stock. The warrants have an exercise price of $.01 and are exercisable from April 30, 1999 until April 30, 2004.

In March 1999, we entered into the SGI Investment, providing for the purchase by SGI of 5,710,425 shares of our Class B Convertible Preferred Stock, par value $.01 per share (the "Class B Preferred Stock"), and 878,527 shares of our Class C Convertible Preferred Stock, par value $.01 per share (the "Class C Preferred Stock"). The holders of a majority of the Class B Preferred Stock have the right to designate one member of our Board of Directors. The aggregate consideration received by us for the Class B Preferred Stock and the Class C Preferred Stock was $75 million, of which $35 million was paid in cash and $40 million was paid by transfer to us of a corporate campus facility. The Class B Preferred Stock and the Class C Preferred Stock will be convertible on a one-to-one basis into Common Stock (subject to anti-dilution adjustments) and will have the right to vote with the Common Stock, on an as-converted basis, as a single class. The Class B Preferred Stock and Class C Preferred Stock are convertible immediately following the issuance date and 18 months following the issuance date, respectively. The shares of convertible Common Stock into which the Class B Preferred Stock and the Class C Preferred Stock are subject to certain registration rights.

Sale Leaseback

On September 30, 1999, we entered into a Purchase and Sale Agreement and Escrow Instructions together with a Net Lease Agreement or Memorandum of Lease (collectively, "The Sale/Lease Back Agreement") with CCPRE-Eagan, LLC, ("CCPRE") a Delaware Limited Liability Company, and an affiliate of Chase Bank, New York. Pursuant to the Sale/Lease Back Agreement, we conveyed our corporate headquarters facility, including land, building and personal property to CCPRE for a total purchase price of $38 million. Under the Sale/Lease Back Agreement, we agreed to lease the facility from CCPRE for a term of 20 years with three five-year options at a minimum monthly rent increasing from $481,000 per month during the first year of the initial term to $959,000 per month during the last year of the initial term. We also agreed to pay all taxes, assessments, utilities and other governmental charges. Under the Sale/Lease Back Agreement, we may repurchase the corporate headquarters facility on the 24th or 36th month anniversary of the agreement. The Sale/Lease Back Agreement entitles CCPRE to require us to repurchase our corporate headquarters facility at any time following the 36th month anniversary of the Agreement for the sum $41.8 million, less the amount of certain payments made under the lease. As additional consideration for the Sale/Lease Back Agreement, we issued Chase Capital Partners ten-year warrants to purchase 325,000 shares of common stock at an initial exercise price of $12.00 per share. The initial exercise price is subject to antidilution adjustments. The warrant agreement entitles the holder to require us to repurchase shares issued upon exercise of the warrant if we elect to repurchase our corporate headquarters facility prior to an initial public offering of our common stock, at a per share purchase price equal to 92% of fair market value determined by appraisal. In connection with the warrant agreement, Chase Capital Partners entered into agreements with MCI WorldCom and SGI entitling the holder of the warrants to include a portion of the warrants, or shares issuable upon exercise, in any transaction occurring prior to our initial public offering in which either MCI WorldCom or SGI sold 10% or more of its ownership of our securities.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion and analysis is based on the historical results of WAM!NET Inc. ("We," "us" "our") and should be read in conjunction with our Financial Statements included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

         We offer a suite of electronic data delivery services including our Direct Service, On-Ramp Service and Internet Gateway Services. Our initial focus through 1998 was our Direct Service. This is our fastest, most secure and most reliable transport service, that includes installation of equipment on our customer's premises and provision of telephone service connecting the equipment to our network. This service provides direct, guaranteed and managed access and transport over our private network. Customers choose from a variety of capacities, speeds and throughput levels to meet their requirements. We released our On-Ramp Service in Europe during the first quarter of 1999 and in North America during the second quarter of 1999. Our On-Ramp service allows customers to connect to our network using software we provide, an ISDN card, which we also offer, and a dial-up ISDN or similar telephone service which our customer obtains. We introduced our Internet Gateway Service to our Direct Service customers in the third quarter of 1999. Internet Gateway service allows connection to our network over the Internet. Both On-Ramp and Internet Gateway services are targeted to facilitate growth in the number and size of workflow groups by permitting connectivity at lower costs commensurate with lower capacity needs for smaller users who are often key participants in workflow. At September 30, 1999, we had over 5,000 subscribers using our data delivery services.

         Revenues.

         Service revenue. Our service revenue is directly related to customer traffic through our global private network which is related to the number of, and degree of utilization by, workflow groups who connect among themselves through our network. Our service revenue is derived primarily from annual or multi-year service contracts, many of which have automatic renewal or extension provisions. These contracts generally include a minimum monthly fee and additional charges for usage that exceeds an included monthly minimum. We currently offer our services at scaled minimum usage fees, which typically range for Direct Service from $650 per month to $4,000 per month, and for On-Ramp Service from $45 per month to $360 per month. Our Internet Gateway is priced primarily on a per-megabyte basis. We begin to earn service revenue from Direct Service customers following installation of equipment and service at a customer's premises, which typically lags contract signing by 60 to 90 days. We begin to earn service revenue from our other services upon contract signing and/or usage. We began to record revenue from our On-Ramp Service in March 1999, and began to record revenue from Internet Gateway Service in September of 1999. We expect to introduce our initial WAM!BASE(R) data storage services during the first quarter of 2000.

         Software and hardware sales. Revenue from software and hardware sales resulted primarily from the sale of 4-Sight ISDN Manager(TM) software and ISDN cards. In addition, our On-Ramp Service customers may choose to make a single upfront payment and purchase software instead of paying monthly service fees under contracts for the use of our On-Ramp software. In both cases these purchases appear as software and hardware sales in our revenue. We expect revenue from software and hardware sales to decline upon completion of the long-term contracts for 4-Sight ISDN Manager(TM) and ISDN cards.

         No single customer accounted for more than 5% of our revenues for the nine month period ended September 30, 1999 on a consolidated basis.

         Operating Expenses.

         Network communications. Network communications expense represents the largest direct cost associated with providing our Direct Service. Network communications expense includes both the costs of the high bandwidth, backbone carrier services interconnecting our global infrastructure of network operation and data storage centers and distribution hubs as well as the costs of local loop telephone circuits connecting our network access devices from a customer's premises to the nearest distribution hub. Local telephone circuit connections provided by local exchange carriers account for the substantial majority of these charges, with significant differences between urban and rural connection costs. National and international carrier service, accounts for the balance of these charges. Network communication expense is generally a fixed monthly cost per circuit. We expect that network communications expense will increase as our network expands; however, we expect that the cost of these expenses as a percentage of revenue will decline with increasing utilization of our network. We also believe that growing competition among telephony and communications providers may reduce the cost of local telephone circuit and backbone connections. We actively seek to obtain and deploy technologies that will reduce the costs of local telephone circuit connections, such as wireless technologies, remote dial-up capabilities and DSL. We also intend to use our network management tools to optimize the use of existing and planned network capacity as volume increases and traffic patterns begin to emerge. We continue to incur substantial network communication expense as we deploy our network and related services and applications globally; however, we expect the network communications expense as a percentage of revenue to decline.

         Software and hardware. Software and hardware expense reflects the costs of software and hardware sold.

         Network operations and development. Network operations and development expense represents costs directly associated with developing, maintaining, managing and servicing our global private network and expanding our service offerings. These costs include direct labor, vendor service fees, point-of-presence charges and research and development charges, which are often incurred in advance of receiving revenue. Our currently installed network operation centers account for the substantial majority of these direct labor and operating costs. Most of the costs associated with the development of new services and applications, such as WAM!BASE(R), WAM!PROOF(R), On-Ramp and Internet Gateway, are accounted for as network operations expenses and are incurred in advance of receiving revenue. We expect that network operations costs will increase as our network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

         Selling, general and administrative. Our selling expense consists primarily of the salaries and commissions of our direct sales force and our global marketing groups, commissions for channel partners, and the costs of ongoing marketing activities such as promotions and channel development. Our sales and marketing efforts through the end of 1998 were primarily intended to create awareness of our services, stimulate trial use and induce integration into customer workflow. With the growth of our installed customer base, we began in 1999 integrating our services into our customers' workflow and expanding the size and number of workflow groups with our more affordable On-Ramp and Internet Gateway connectivity options. We expect to continue to incur significant sales and marketing expenses in order to obtain increased penetration in our markets and to generate increased traffic among existing customers.

         Our general and administrative expense includes administrative salaries, related overhead and professional service fees. These costs reflect expenditures related to the rapid growth and expansion of our administrative infrastructure necessary to manage our globally expanding operations, and professional service fees for financing activities, contract negotiations and acquisitions. We continue to incur general and administrative expenses as we continue to deploy our network and related services and applications globally; however, we expect the cost of general and administrative expenses as a percentage of revenue to decline.

         Depreciation and amortization. We retain ownership of the customer premise equipment and most of the hardware and software necessary for our customers to use our services on a turn-key basis. Depreciation and amortization expense includes depreciation of this hardware and software as well as the equipment located in our distribution hubs and network operation and data storage centers. We also amortize certain costs relating to the acquisitions of 4-Sight and Freemail, which we acquired using the purchase method of accounting. We anticipate additional capital investments in our network infrastructure commensurate with customer demand and market opportunity. As a result, we anticipate that depreciation and amortization expense will continue to increase in future periods as we continue to purchase equipment and expand operations; however, we expect depreciation and amortization expense as a percentage of revenue to decline.

Results of Operations

Three and Nine Month Periods Ended September 30, 1999 Compared with Three and Nine Month Period Ended September 30, 1998

         Revenues.

         Net Service revenue. Net Service revenue for the three month period ended September 30, 1999 was $4.8 million, compared to $1.8 million for the three month period ended September 30, 1998, an increase of $3.0 million, or 166.7%. Net Service revenue for the nine month period ended September 30, 1999 was $11.9 million, compared to $4.3 million for the nine month period ended September 30, 1998, an increase of $7.6 million, or 176.7%. This increase in revenue during each current period was primarily due to growth in the number of customers purchasing Direct Services and On-Ramp Services, increased utilization by customers, and price increases in monthly fees.

         Software and hardware sales. Revenues from software and hardware sales for the three month period ended September 30, 1999 were $2.0 million, compared to $3.7 million for the three month period ended September 30, 1998 a decrease of $1.7 million or 45.9%. Revenues from software and hardware sales for the nine month period ended September 30, 1999 were $5.6 million, compared to $8.5 million for the nine month period ended September 30, 1998, a decrease of $2.9 million, or 34.1%. The decrease in each current period is due to our migration from sales of 4-Sight software and hardware as stand-alone products to sales of service contracts, partially offset by software purchases associated with On-Ramp Service agreements.

         Total Revenue. Total revenue for the three month period ended September 30, 1999 was $6.8 million, compared to $5.5 million for the three month period ended September 30, 1998, an increase of $1.3 million, or 23.6%. Total revenue for the nine month period ended September 30, 1999 was $17.5 million, compared to $12.8 million for the nine month period ended September 30, 1998, an increase of $4.7 million, or 36.7%. Increased service revenue during each period was partially offset by decreases in hardware and software sales, as described above.

         Operating Expenses.

         Network communications. Network communications expense for the three month period ended September 30, 1999 was $6.8 million, compared to $4.6 million for the three month period ended September 30, 1998, an increase of $2.2 million, or 47.8%. Network communications expenses for the nine month period ended September 30, 1999 were $19.5 million, compared to $11.5 million for the nine month period ended September 30, 1998, an increase of $8.0 million, or 69.6%. The increase in each current period resulted from increased costs for local loop connections related to growth in the number of our Direct Service customers, and from expenses on network coverage through installation of additional hubs for domestic and foreign network operations. The average monthly communications expense per Direct Service customer installation decreased overall 13.5% during each of the current periods. This trend reflects more efficient use of our backbone as we add more Direct Service customers to our network, a beneficial shift in the geographic mix of our customers, and generally declining costs of backbone capacity and North American local loop connections. These trends were partially offset by growth in our Direct Service customer base in Europe, where local loop costs are generally higher than in North America.

         Software and hardware. The cost of software and hardware for the three month period ended September 30, 1999 was $0.8 million, compared to $1.2 million for the three month period ended September 30, 1998, a decrease of $0.4 million, or 33.3%. The cost of software and hardware for the nine month period ended September 30, 1999, was $2.2 million, compared to $2.6 million for the nine month period ended September 30, 1998, a decrease of $0.4 million, or 15.4%. This decrease reflects the decline in software and hardware sales as described above.

         Network operations and development. Network operations and development expense for the three month period ended September 30, 1999 was $6.4 million, compared to $11.6 million for the three month period ended September 30, 1998, a decrease of $5.2 million, or 44.8%. Network operations and development expense for the nine month period ended September 30, 1999 was $17.2 million, compared to $24.0 million for the nine month period ended September 30, 1998, a decrease of $6.8 million, or 28.3%. The decrease in each current period was primarily due to completion of On-Ramp development and the termination of associated development costs, partially offset by costs incurred for establishing our network operations center in Belgium and deploying our network in Europe. This category of expense also includes one-time costs related to the acquisition of 4-Sight in March 1998, and costs for development of On-Ramp, Internet Gateway and WAM!BASE which were incurred during 1998 and 1999. We anticipate a lower level of development costs for continuing Internet Gateway and WAM!BASE development in future periods.

         Selling, general and administrative. Selling, general and administrative expense for the three month period ended September 30, 1999 was $9.6 million, compared to $10.0 million for the three month period ended September 30, 1998, a decrease of $0.4 million, or 4.0%. Selling, general and administrative expense for the nine month period ended September 30, 1999 was $31.0 million, compared to $33.1 million for the nine month period ended September 30, 1998, a decrease of $2.1 million, or 6.3%. This decrease is due to a one-time $11.5 million non-cash compensation charge relating to the vesting of option contracts held by certain of our officers that occurred in the period ended September 30, 1998, partially offset by costs incurred following the acquisition of 4-Sight in March, 1998 and by increases in other selling, general and administrative expenses associated with expanded operations during the current nine month period. After adjusting for the one-time charge during 1998, recurring selling, general and administrative expense during the nine month period ended September 30, 1999 increased $9.4 million, or 43.5% over the comparable adjusted amount for the nine month period ended September 30, 1998. The increase was primarily due to (i) expansion of our European sales force, partially offset by reductions and realignments in our North American sales force, (ii) increased marketing expense for trade show attendance associated with new service promotions and (iii) increased costs associated with the restructuring of our executive and administrative management team to support our new sales and marketing focus. Management expects selling, general and administrative expense will continue to decline as a percentage of revenue.

         Depreciation and amortization. Depreciation and amortization for the three month period ended September 30, 1999 was $8.9 million, compared to $5.3 million for the three month period ended September 30, 1998, an increase of $3.6 million, or 67.9%. Depreciation and amortization for the nine month period ended September 30, 1999 was $24.9 million, compared to $11.4 million for the nine month period ended September 30, 1998, an increase of $13.5 million, or 118.4%. This increase in each current period is primarily due to depreciation of additional network and related equipment purchased for network expansion during 1998 and 1999.

         Interest income. Interest income for the three month period ended September 30, 1999 was $0.1 million, compared to $0.5 million for the three month period ended September 30, 1998, a decrease of $0.4 million, or 80.0%. Interest income for the nine month period ended September 30, 1999 was $0.5 million, compared to $1.6 million for the nine month period ended September 30, 1998, a decrease of $1.1 million, or 68.8%. The decrease in interest income in each current period was primarily due to the decrease in our average monthly balance of cash and cash equivalents during the period.

         Interest expense. Interest expense for the three month period ended September 30, 1999 was $8.0 million, compared to $6.3 million for the three month period ended September 30, 1998, an increase of $1.7 million, or 27.0%. Interest expense for the nine month period ended September 30, 1999 was $25.5 million, compared to $15.8 million for the nine month period ended September 30, 1998, an increase of $9.7 million, or 61.4%. The increase was primarily due to
(i) the increase in long-term unsecured debt we incurred during 1998 to fund our operations and to acquire 4-Sight, consisting primarily of our 13.25% senior discounted notes due 2005 (the "1998 Notes") in the accreted principal amount of $153.0 million at September 30, 1999, and (ii) the increase in equipment financing. In the nine month period ended September 30, 1999 we also incurred interest expense (i) in the amount of $2.8 million in connection with the 13.25% subordinated unsecured convertible note, which converted into equity in March 1999, and (ii) in the amount of $6.5 million representing financing costs including the current portion of the attributed cost incurred for the issuance of warrants in connection with certain financing transactions, including our 13.25% senior discount notes.

         Other income. Other income for the three month period ended September 30, 1999 was $0.5 million, compared to $0.7 million for the three month period ended September 30, 1998, a decrease of $0.2 million, or 28.6%. %. Other income for the nine month period ended September 30, 1999 was $0.8 million, compared to $0.8 million for the nine month period ended September 30, 1998. The 1999 other income primarily reflects receipt of rental income received from SGI in connection with our lease to SGI in June, 1999 of a portion of the corporate campus facility in Eagan which we purchased from SGI in March, 1999. This income was partially offset by our continuing rental obligations for vacated facilities.

         Net loss. Our net loss of $33.0 million for the three month period ended September 30, 1999 increased $0.7 million, or 2.2%, compared to a net loss of $32.3 million for the three month period ended September 30, 1998. Our net loss of $101.5 million for the nine month period ended September 30, 1999, increased $18.3 million, or 22.0%, compared to a net loss of approximately $83.2 million for the nine month period ended September 30, 1998. This increase is related to expenses associated with the continuing operation, deployment and marketing of our network and network services, for the expansion of European operations, for increased depreciation and amortization over a larger equipment base and for increased interest expense.

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

         For the nine month period ended September 30, 1999, we used $54.4 million of net cash in operating activities primarily for operating expenses, including network communications, salaries, travel, consulting and legal expense. During that period we used $22.6 million of net cash in investing activities primarily for the expansion of our network and storage infrastructure. Since January 1, 1999, we have obtained $103.3 million of net cash proceeds from financing activities, consisting of $36.8 million from the sale leaseback of our building and land, $59.5 million from the issuance of short-term debt and preferred stock to MCI WorldCom and SGI, and $7.0 million from other net borrowings under credit facilities and equipment financing arrangements. The increase of $39.0 million in our building and land assets during the period result from our acquisition of the SGI corporate campus facility in March 1999 in exchange for the issuance of our preferred stock. Changes in other asset and liability balances during the recent nine month period related to timing of expense recognition.

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

         Effective June 1, 1999 we amended our 1997 agreement for the acquisition of Freemail to change the amount and rate of payment of contingent consideration due to the former Freemail shareholders. We have decreased the amount payable from $3.0 million cash to $2.0 million, payable $1.0 million in cash and $1.0 million in shares of our common stock at fair market value. The rate of payment has also been changed from 5% of revenue from a selected class of customers to 5% of our total collected revenue, calculated quarterly. In accordance with this amendment, the first payment was made by October 30, 1999, for the quarter ended September 30, 1999.

         On July 16, 1999, we entered into a $20.0 million, two year credit facility with Foothill Capital Corporation. The credit facility contains a $10.0 million term loan which was repaid from the proceeds of the sale/License Agreement with CCPRE Eagan, LLC. The remainder of the facility is a revolving credit facility under which Foothill will lend us up to an additional $10.0 million based upon a borrowing base consisting of our recurring billings and collections from its U.S. customers. Amounts outstanding under the credit facility incur interest at the Wells Fargo Bank reference rate plus 1.75% (currently 9.75% per year). The credit facility is secured by a lien on certain unencumbered and lienable assets. The credit facility requires us to obtain certain minimum gross margins, specified levels of network access device installations and minimum EBITDA for the quarter ending September 30, 1999, and for each quarter thereafter until maturity. It also provides for annual limits on the amount of our capital expenditures. Foothill has agreed under certain circumstances to subordinate or release its lien on equipment to permit us to obtain equipment financing from third parties. The credit facility is automatically renewable at maturity until cancelled in accordance with its terms. We have currently borrowed approximately $4.0 million under the credit facility.

On September 30, 1999, we entered into a Purchase and Sale Agreement and Escrow Instructions together with a Net Lease Agreement or Memorandum of Lease (collectively, "The Sale/Lease Back Agreement") with CCPRE-Eagan,

LLC, ("CCPRE") a Delaware Limited Liability Company, and an affiliate of Chase Bank, New York. Pursuant to the Sale/Lease Back Agreement, we conveyed our corporate headquarters facility, including land, building and personal property to CCPRE for a total purchase price of $38 million. Under the Sale/Lease Back Agreement, we agreed to lease the facility from CCPRE for a term of 20 years with three five-year options at a minimum monthly rent increasing from $481,000 per month during the first year of the term to $959,000 per month during the last year of the initial term. We also agreed to pay all taxes, assessments, utilities and other governmental charges. Under the Sale/Lease Back Agreement, we may repurchase the corporate headquarters facility on the 24th or 36th month anniversary of the agreement. The Sale/Lease Back Agreement entitles CCPRE to require us to repurchase our corporate headquarters facility at any time following the 36th month anniversary of the Agreement for the sum $41.8 million, less the amount of certain payments made under the lease. As additional consideration for the Sale/Lease Back Agreement, we issued Chase Capital Partners ten-year warrants to purchase 325,000 shares of common stock at an initial exercise price of $12.00 per share. The initial exercise price is subject to antidilution adjustments. The warrant agreement entitles the holder to require us to repurchase shares issued upon exercise of the warrant if we elect to repurchase our corporate headquarters facility prior to an initial public offering of our common stock, at a per share purchase price equal to 92% of fair market value determined by appraisal. In connection with the warrant agreement, Chase Capital Partners entered into agreements with MCI WorldCom and SGI entitling the holder of the warrants to include a portion of the warrants, or shares issuable upon exercise, in any transaction occurring prior to our initial public offering in which either MCI WorldCom or SGI sold 10% or more of its ownership of our securities.

         Our ability to continue to fund our operating losses as we expand our business depends on our ability to obtain additional sources of financing. We expect that our available operating capital as of October 31, 1999, as evidenced by cash, cash equivalent investments, and availability under existing credit facilities, together with borrowings under facilities from financial institutions with whom we are currently negotiating, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements for the remainder of our current fiscal year. We are seeking additional financing through long- and short-term financing from banks, financial institutions, and vendors and the issuance of our equity securities. If additional sources of funding cannot be obtained during the course of our fiscal year ending December 31, 1999, due to a constraint of available operating capital, we will be required to significantly slow our global market penetration, network growth and product development. In addition, should we be unable to generate cash from operating or investing activities to fund our operations and network growth during 1999, management expects that it would implement plans to reduce cash expenditures. The reduction of cash expenditures would have a material adverse effect on our global revenue and network expansion plans. We believe that the most evident and clearly measurable impact resulting from these reductions would be a significant decrease of installed network customers for the year ending December 31, 1999. A material reduction in the base of installed customers would slow the growth of our recurring revenue stream, which is dependent upon customer utilization of our excess network capacity. Reductions in network utilization would directly impact our network revenue and could ultimately defer overall profitability of our service and products. Another possible impact of the above outlined expenditure reductions would be potentially material delays in software product development, the impact of which could further erode customer retention and network utilization.



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

         Our State of Readiness. We have completed an assessment of our core business information systems, many of which are provided by outside suppliers, for year 2000 readiness and are extending that review to include a variety of other information systems and related business processes used in our operations. We have implemented necessary changes to critical systems, and successfully tested them. We are also assessing the possible effect on our operations of the year 2000 readiness of critical suppliers of products and services. These include not just suppliers of components but also our outsourcing partners in manufacturing as well as suppliers of basic utilities. Our reliance on key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have a material adverse effect on our business, financial condition and results of operation. Although our assessment is ongoing, we currently believe that resolving these matters will not have a material adverse effect on our business, financial condition and results of operations.

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

Item 3--Quantitative and Qualitative Disclosures About Market Risk

         Foreign Currency Exchange Rates. For the nine month period ending September 30 ,1999, our revenues originating outside the U.S. were 36% of total revenues. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates. All of our contracts are denominated in U.S. dollars except for those contracts entered into by our foreign subsidiaries which are denominated in local currency. We are unable to determine what effect, if any, the adoption and use of the Euro will have in the future on our business, operating results, liquidity and financial condition.

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

                           Part II--OTHER INFORMATION


Item 2--Changes in Securities and Use of Proceeds

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

         The issuance of warrants to Chase Capital Partners in connection with the Sale/Lease Back agreement was exempt from the registration requirements of
Section 5 of the Securities Act of 1933 (the "Securities Act") pursuant to the provisions of Section 4(2) of the Securities Act.

Item 6--Exhibits and Reports on Form 8-K

(a)  Exhibits

     See Exhibit Index

(b)  Reports on Form 8-K

       On October 8, 1999, we filed a Report on Form 8-K relating to the transaction with Chase Capital Partners and CCPRE-Eagan, LLC, and also reporting the resignation of certain directors.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                            WAM!NET Inc.

Date: November 5 , 1999



                                            By: /s/ Terri F. Zimmerman
                                               -----------------------------
                                                 Terri F. Zimmerman
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Item
Number              Description
------              -----------

2.1   (1)   Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the
            Company, WAM!NET (UK) Limited and the Selling Shareholders listed therein.
2.2   (1)   Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications Corporation, NetCo Acquiring Corporation,
            FreeMail, Inc. and the shareholders listed therein.
2.3   (4)   June 1, 1999 Amendment to the Agreement and Plan of Reorganization
            dated December 17, 1997 by and among WAM!NET Inc. (formerly NetCo
            Communications Corporation), NetCo Acquiring Corporation, FreeMail,
            Inc. and the shareholders listed therein.
3.1   (1)   Amended and Restated Articles of Incorporation of the Company.
3.2   (1)   By-Laws of the Company.
4.1   (1)   Indenture dated as of March 5, 1998, between the Company, as Issuer, and First Trust National Association, as Trustee.
4.2a  (1)   Certificate for the Rule 144A Original Notes ($200,000,000).
4.2b  (1)   Certificate for the Rule 144A Original Notes ($8,030,000).
4.3   (1)   Certificate for the Regulation S Original Notes.
4.4   (1)   Certificate for the Rule 144A Warrants.
4.5   (1)   Certificate for the Regulation S Warrants.
4.6a  (1)   Rule 144A Unit Certificate. (200,000 Units)
4.6b  (1)   Rule 144A Unit Certificate. (8,030 Units)
4.7   (1)   Certificate for the Regulation S Units.
4.8   (1)   Form of Certificate for the Exchange Notes (incorporated herein by reference and included in Exhibit 4.1 to the Company's Registration
            Statement on Form S-4 filed with Securities and Exchange Commission on May 28, 1998).
4.9   (1)   Common Stock Certificate.
4.10  (1)   Registration Rights Agreement, dated March 5, 1998, among the
            Company and Merrill Lynch Pierce, Fenner & Smith Incorporated,
            Credit Suisse First Boston Corporation and First Chicago Capital
            Markets, Inc.
4.11  (1)   Common Stock Registration Rights Agreement, dated as of March 5,
            1998, among the Company, WorldCom Inc., Merrill Lynch, Pierce,
            Fenner & Smith Incorporated, Credit Suisse First Boston Corporation
            and First Chicago Capital Markets, Inc.
4.12  (1)   Warrant Agreement, dated as of March 5, 1998, by and between the
            Company and First Trust National Association, as Warrant Agent, to
            purchase common stock of the Company.
4.13  (2)   Certificate Representing 100,000 Shares of Class A Preferred Stock
            of the Company issued to WorldCom Inc. on December 16, 1996
            (Incorporated herein by reference to exhibit 10.5 of the Company's
            Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.14  (2)   Warrants to purchase 4,157,500 Shares of Common Stock of the Company exercisable on or before December 31, 2000, issued to WorldCom Inc.
            on December 16, 1996 (Incorporated herein by reference to exhibit
            10.6 of the Company's Registration Statement on Form S-4 (File No.
            333-53841) filed with the Securities and Exchange Commission on May
            28, 1998).
4.15  (2)   Certificate for 13.25% Subordinated Unsecured Convertible Note due
            August 28, 2005 ($25,000,000 Note) issued to MCI WorldCom, Inc. on
            January 13, 1999.
4.16  (2)   Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B
            Warrants to purchase Common Stock of the Company, issued to WorldCom
            Inc. on September 26, 1997 (Incorporated herein by reference to exhibit 10.9 of the Company's Registration Statement on Form S-4
            (File No. 333-53841) filed with the Securities and Exchange
            Commission on May 28, 1998).

4.17  (2)   Subordinate Unsecured Convertible Note and Warrant Purchase
            Agreement between the Company and MCI WorldCom, Inc. dated January
            13, 1999.
4.18  (2)   Preferred Stock Purchase Agreement by and between the Company and
            Silicon Graphics, Inc. dated as of March 3, 1999.
4.19  (2)   Certificate for 150,000 Warrants to purchase shares of Common Stock for the purchase price of $.01 per share dated January 13, 1999.
4.20  (2)   Certificate of Designation of Rights and Preferences of Class A
            Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of this State of Minnesota on March 5, 1999.
4.21  (2)   Certificate of Designation of Rights and Preferences of Class B
            Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.22  (2)   Certificate of Designation of Rights and Preferences of Class C
            Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.23  (2)   Certificate of Designation of Rights and Preferences of Class D
            Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.24  (2)   Certificate representing 115,206 shares of Class A Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.
4.25  (2)   Certificate representing 5,710,425 shares of Class B Convertible
            Preferred Stock of the Company issued to Silicon Graphics, Inc. on
            March 4, 1999.
4.26  (2)   Certificate representing 878,527 shares of Class C Convertible
            Preferred Stock of the Company issued to Silicon Graphics, Inc. on
            March 4, 1999.
4.27  (2)   Certificate representing 2,196,317 shares of Class D Convertible
            Preferred Stock of the Company issued to MCI WorldCom. Inc. on March
            4, 1999.
4.28  (2)   Stockholders Agreement by and among the Company, Silicon Graphics,
            Inc. and MCI WorldCom, Inc. dated as of March 4, 1999.
4.29  (2)   Class A Preferred Stock Exchange Agreement by and between the
            Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.30  (2)   Class D Preferred Stock Conversion Agreement by and between the
            Company and MCI WorldCom, Inc. dated as of March 4, 1999.
10.1  (1)   Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First National Bank of Chicago, as Agent,
            dated as of September 26, 1997.
10.2  (1)   Ten Percent Convertible Note Purchase Agreement between the Company and WorldCom Inc. dated September 12, 1996 ($5,000,000 Note).
10.3  (1)   Preferred Stock, Subordinated Note and Warrant Purchase Agreement
            between the Company and WorldCom Inc. dated November 14, 1996.
10.4  (1)   $28,500,000 Seven Percent Subordinated Note due December 31, 2003,
            payable to WorldCom Inc.
10.5        Intentionally omitted.
10.6        Intentionally omitted.
10.7  (1)   Right of Refusal Agreement Among WorldCom Inc., Edward Driscoll III
            and Allen L. Witters dated December 16, 1996.
10.8  (1)   Guaranty Agreement dated September 26, 1997, by and between the
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

10.16 (1)   Employment Agreement dated as of May 10, 1995, as amended, by and between the Company and Mark Marlow.
10.17 (1)   Agreement dated February 11, 1998 between the Company and WorldCom,
            Inc. modifying certain terms of the (i) 10% Convertible Subordinated
            Note, due September 30, 1999, (ii) 7% Subordinated Note, due
            December 31, 2003, and (iii) 100,000 shares of Series A Preferred
            Stock, all of which are held by MCI WorldCom, Inc. (incorporated herein by reference to exhibit No. 4.17 to the Company's
            Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998)
10.18 (1)   1994 Stock Option Plan
10.19 (1)   Amended and Restated 1994 Stock Option Plan
10.20 (1)   1998 Combined Stock Option Plan.
10.21 (1)   Agreement dated June 5, 1997 between the Company and WorldCom, Inc.
            regarding data services provided by WorldCom, Inc. to the Company.
10.22 (3)   Preferred Provider Agreement by and between the Company and Silicon
            Graphics, Inc., dated as of March 4, 1999 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed with the Securities Commission under separate cover).
10.23 (2)   Sale and Purchase Agreement by and between Silicon Graphics, Inc., on behalf of itself and its wholly-owned subsidiary, Cray Research,
            L.L.C., and the Company dated as of March 4, 1999.
10.24 (2)   Lease by and between the Company and Silicon Graphics, Inc. on behalf of itself and its wholly-owned subsidiary, Cray Research,
            L.L.C., with respect to the Company's corporate campus facility located in Eagan, Minnesota dated as of March 4, 1999.
10.25 (2)   Employment Agreement dated January 1, 1998 by and between John R.
            Kauffman and the Company.
10.26 (2)   Employment Agreement dated November 3, 1997 by and between David T.
            Ottinger and the Company.
10.27 (4)   Loan and Security Agreement dated July 16, 1999, by and between
            Foothill Capital Corporation and the Company.
10.28 *     Purchase and Sale Agreement and Escrow Instructions dated September
            30, 1999, between the Company and CCPRE-Eagan, LLC.
10.29 *     Amendment Number One to Purchase and Sale Agreement and escrow
            Instructions dated September 30, 1999, between the Company and
            CCPRE-Eagan, LLC.
10.30   *   Net Lease dated September 30, 1999 between the Company and
            CCPRE-Eagan, LLC
27.1    *   Financial Data Schedule.

----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.
(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 1999.
(3) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 1999.
(4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 4, 1999.
*     Filed herein.