Form 10-K405
period 1999-12-31
WAM NET INC
filed 2000-03-15
CIK 1060274

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File No.: 333-53841

                                  WAM!NET Inc.

             (Exact Name of Registrant as specified in its charter)

                 Minnesota                             41-1795247
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification Number)

               655 Lone Oak Drive
                Eagan, Minnesota                          55121
    (Address of principal executive offices)           (Zip Code)


       Registrant's telephone number, including area code: (651) 256-5100


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ___ No

     As of March 7, 2000, there were 9,494,797 shares of the Company's Common Stock outstanding. The aggregate market value of the voting stock of the company held by non-affiliates is $20,932,608.

     Documents Incorporated by Reference--Not applicable.
================================================================================

                                    FORM 10-K

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----


                                     PART I

ITEM 1.  BUSINESS.............................................................1

ITEM 2.  PROPERTIES..........................................................15

ITEM 3.  LEGAL PROCEEDINGS...................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...............................................16

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA................................17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................19

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.......................................................27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................28

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................28

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................29

ITEM 11.  EXECUTIVE COMPENSATION.............................................31

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT........................................................36

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................38

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K.......................................................44

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS.....................50

SIGNATURES - WAM!NET INC.....................................................51

FINANCIAL STATEMENT SCHEDULES...............................................F-1


                                      (1)

                                     PART I

ITEM 1.  BUSINESS.

Overview

    We are a leading global provider of business-to-business electronic services to the media industry. We enable entertainment, advertising, publishing, printing and related media businesses worldwide to collaborate on-line within their workflow chains. These businesses experience inefficiencies associated with incompatible systems and largely manual processes involving both analog and digital data. Our services and network infrastructure address this problem by providing businesses a common electronic workflow platform to seamlessly integrate their production processes and accelerate the adoption of digital workflow collaboration. Our e-services include: (1) managed data transport, (2) media application hosting, (3) managed data storage, (4) computer animation rendering and (5) Internet-based services. We offer our services under simple monthly service fee and pay-per-use pricing plans, which require no up-front capital investment by our customers. We enable businesses to achieve measurable operating efficiencies, productivity gains and cost savings.

    We own and operate a private, Internet Protocol or IP based global network, hosting and storage infrastructure that we have integrated with the public Internet. Customers can access our services and infrastructure through the Internet or through a dial-up or dedicated connection to our network. This provides our customers with the global access of the Internet and the reliability, security, accountability and predictability of a managed private infrastructure. By design, our network is not dependent on a single technology, protocol or telephony solution, allowing us to quickly take advantage of new network, access and storage technologies to enhance our services or reduce costs.

    Our services are tailored to meet the specialized needs of businesses involved in the creation, exchange, distribution and storage of media, such as magazines, newspapers, marketing materials, brand advertisements, television and radio broadcast programming and films. As the number of influential, industry-leading firms that rely on our services and applications grows, the value of our network to current and prospective customers increases. We believe media businesses that gain the most cost savings by digitally integrating their workflow chains will become the strongest proponents of our workflow platform. Many of our customers actively encourage their workflow partners to purchase our services and, in some cases, pay the fees incurred by their partners. As of December 31, 1999, we had over 1,900 customer points-of-presence consisting of dedicated network access devices and local bandwidth connectivity. In addition, we had over 6,800 users of our Internet and dial-up services globally. Users of our network and services include:

    o 11 of the 20 largest U.S. publishers (including Time Inc. and McGraw-Hill Companies Inc.);

    o 18 of the 20 largest U.S. advertising agencies (including Young & Rubicam Inc. and J. Walter Thompson, Inc.);

    o 12 of the 20 largest U.S. retailers (including Albertson's, Inc. and Lowe's Company, Inc.);

    o 16 of the 20 largest U.S. printers (including R.R. Donnelley & Sons Company, Quebecor World, Inc. and Quad/Graphics, Inc.);

    o 19 of the 20 largest U.S. pre-press firms (including American Color Graphics, Inc. and Applied Graphics Technologies, Inc.);

    o 34 Fortune 100 companies (including Ford Motor Company and Wal-Mart Stores); and

    o 7 of the 20 largest newspaper publishing companies (including Knight-Ridder, Inc. and The Times Mirror Company).

    We have a significant presence with many large influential media companies that are at an early stage in their adoption of and conversion to complete digital workflow processes. Consequently, we believe there is significant opportunity to increase our revenues as these businesses, their trading partners and the media industry as a whole continue to implement digital workflow solutions.

Market Opportunity

    The emergence of business-to-business e-commerce over the Internet and private networks is changing the way companies are conducting business. According to Forrester Research, Inc., a leading independent research firm, more than $1.3 trillion in business-to-business e-commerce will be transacted in 2003. We believe that as companies in the media industry increase the amount of business they conduct over the Internet, these businesses will increase their digital collaboration and require on-line integrated workflow chains. This workflow evolution, combined with the success of IT outsourcing, is increasing demand for industry-specific, standardized e-commerce platforms through which workflow partners can access a full range of e-services and seamlessly integrate their media production processes.

    The need for a standardized e-commerce platform is heightened by the fact that businesses involved in media design and production are increasingly using computers, software applications and other electronic systems in all aspects of the media production process. The demand for digital media in Web-based e-commerce and the increasing use of digital tools to create media will continue to fuel growth in data traffic. GISTICS Incorporated, a leading media research firm, estimated that in North America alone businesses would spend nearly $20 billion in 1999 on physical and digital media logistics and transportation, including the transportation of media to workflow partners using traditional physical processes such as overland or air couriers, including Federal Express, DHL Worldwide Express and United Parcel Service. We believe that five trends will continue to drive our market opportunity:

    o Rapid growth in the creation of digital media and expenditures for digital media production. GISTICS estimated that $317 billion would be spent in North America alone by businesses in the creation and production of media in 1999. Advances in digital media production and business-to-business e-commerce applications, coupled with the increased adoption of the Internet, are fueling rapid growth in expenditures for digital technologies and services that create, manage and distribute digital media. Businesses have large inventories of non-digital media which are difficult to store, manage and re-use. These inventories can now be digitized, stored and managed electronically for re-use and re-purposing in a wide array of end-user media materials and formats, including the Web.

    o Expanding use of digital media in workflow collaboration and e-commerce. The expanding use of digital media in workflow collaboration and the growth of e-commerce are driving the demand for data management, transport and storage solutions over the public Internet and private networks. Media workflow chains that design, produce, buy, sell and distribute media require many parties to share, manage and store increasingly large amounts of digital media. For example, the assembly of one weekly magazine may require hundreds of businesses in the publishing, printing, advertising and corporate marketing industries to participate in the creation and assembly of content, including photographs, advertising, graphics, editorial content and mailing lists.

    o Growing demand for accessible, integrated and on-line media storage and hosting solutions. The growth in the creation of and demand for digital content has increased the value and the volume of businesses' digital media assets, making it more difficult and more critical to effectively manage those assets. The volume of data generated in today's business environment continues to grow at a significant rate, driving the increased use of disk storage. International Data Corporation, a leading industry research firm, estimates that multi-user disk storage grew from approximately 10 million petabytes in 1994 to 116 million petabytes in 1998, and will reach approximately 1.4 billion petabytes in 2002 (one petabyte equals 1 million megabytes).

        In meeting these rapidly increasing storage requirements, businesses involved in media workflow chains face several problems. These businesses must often purchase and maintain costly storage servers, hire skilled administrators to maintain these storage systems, add disk capacity to file servers, and maintain mirror copies of data at remote sites. The costs associated with the hardware, software and consulting services necessary for individual enterprises to store, manage, retrieve and distribute digital data using redundant systems can be formidable. In addition, businesses involved in media production often deal with hundreds of vendors. Storing and using media assets for collaboration among a geographically diverse workflow chain involving different companies can be cost prohibitive and impractical. This has limited the implementation of on-line workflow storage solutions. As a result, businesses in the media industry are increasingly turning to service providers that can host digital media assets in open and accessible on-line storage systems.

        We believe businesses that effectively manage global access to their digital media assets will enjoy considerable competitive advantages including:

              --  increased operating efficiencies;

              --  reduced time to market cycles;

              --  enhanced media re-purposing and deployment;

              -- improved ability to more rapidly exploit market opportunities; and

              -- expanded opportunities for collaboration with larger numbers of customers, suppliers and business workflow partners.

    o Emerging need by the media industry for standardized, integrated and cost-effective e-commerce solutions. We believe managers in the media industry require digital workflow collaboration to increase efficiency at each step of the production and distribution process. Individual businesses within the media industry, however, lack the resources, expertise and independence to cost-effectively create a common electronic workflow platform with the capacity to meet the industry's digital management needs. As a result, we believe managers will increasingly seek outsourced e-services and infrastructure from a single independent provider. This includes outsourced workflow applications, data transportation and storage services that can be adapted to fit their specific workflow requirements.

    o Continuing positive impact of the Internet market on our market. The growth of the Internet is expanding and transforming the market for managed transportation, hosting and storage of digital data. The low cost of access to and ubiquity of the Internet allows small and medium-sized businesses in geographically diverse locations to participate cost-effectively in the use of hosted applications, transport and storage services. In addition, the increased use of the Internet as a medium for commerce will result in an increased number of digital files being created, transported and stored for marketing and other purposes.

Business Strategy

    Our objective is to become the leading global provider of business-to-business e-services that enable businesses to collaborate on-line with their workflow chains. We intend to implement the following strategies to achieve our business objective:

    o Capitalize on our first-to-market advantage with our existing influential customer base to attract new customers worldwide and increase utilization of our services. We plan to use our first-to-market position to capitalize on the accelerating use of digital data in media workflow chains. We have established and deployed a global network, created significant brand recognition and developed relationships with many influential customers. We plan to leverage our existing relationships to draw more workflow partners into our customers' electronic workflow, to increase utilization of our services and to become an integral part of our customers' media workflow processes. We also intend to focus our sales and marketing efforts on capturing additional large and influential media companies which exert influence over the adoption of e-services within their workflow chains.

    o Provide a complete range of e-services that enable our customers to accelerate their adoption of digital workflow. As we expand our business, we will continue to develop and offer additional services and enhancements that will enable our customers to manage their media workflow and collaborate more efficiently. We offer our customers a variety of flexible services that provide productivity gains and cost savings. In addition to developing our own Industry Smart applications and e-services, we will continue to enable our customers to access leading third party applications and services on a transactional basis over our infrastructure.

    o Enter into strategic relationships to expand distribution channels, integrate emerging technologies, develop new hosted applications and services, and reduce costs. We will continue to build strategic relationships with leading suppliers to the media industry to distribute our services to new customer groups and geographic areas. In addition, we seek strategic relationships to capitalize on advanced and emerging technologies that enhance our service offerings and reduce the cost of our operations. Finally, we will continue to use strategic relationships to incorporate new applications and services that help our customers collaborate more efficiently in their media workflow chains.

    o Integrate public and private IP infrastructures to meet the global needs of our customers most effectively. We will continue to offer access to our services through the Internet to reach a wider group of potential customers and to enable increased collaboration among our customers and their workflow partners worldwide. Additionally, we will continue to integrate our managed private global network, hosting and storage infrastructure with the Internet to effectively meet the evolving needs of our large and small customers.

    o Apply our business model to other vertical markets worldwide. To take advantage of economies of scope presented by our e-services and infrastructure, we will continue to evaluate opportunities to offer our services to other vertical markets that can benefit from business-to-business electronic workflow services.

Services and Applications

    To address our customers' global on-line digital workflow needs, we offer the following two broad categories of e-services and applications:

    o   managed data services; and

    o   hosted media applications and managed data storage services.

    Our customers can access these services through the Internet at www.wamnet.com or over our managed private IP global network to collaborate with their workflow partners on-line. Most of our services are accounted for on a transactional basis, in terms of megabytes sent, megabytes stored or processing transactions executed. In addition, many of our services include a monthly minimum service fee. By offering standard service packages coupled with a complete menu of service options, we provide our customers with flexible solutions that can meet their requirements for predictability, performance and price.

Managed Data Services

    Direct Service. This is our fastest, most secure and most reliable media transport service providing direct, guaranteed access and transport over our managed network. Customers who use this service typically participate in large media workflow chains that require a highly managed, predictable and reliable environment. This service includes installation of our network access device on our customers' premises, a dedicated leased line or wireless connection to our network, and access to our hosted Industry Smart applications, as well as training and support on a 24 hours per day, seven days per week basis. Customers may choose the capacity of their network access device and the speed of their network connection to meet their requirements. Pricing for our Direct Service includes a monthly service fee, and a transactional per megabyte pay-per-use fee.

    ISDN Tracked Service. Offered at a lower price point than our Direct Service, our ISDN Tracked Service does not require a dedicated on-site network access device or dedicated connection to our network. Our ISDN Tracked Service offers the security and predictability of dial-up connectivity to our network, at slower transmission speeds and without the performance guarantee of Direct Service. This service is designed for customers with confidential and time sensitive work who do not exchange a sufficient volume of data to require a dedicated service connection. With this service, we provide access to our network and hosted Industry Smart applications, an ISDN card, training and customer support on a 24 hours per day, seven days per week basis. Customers may chose either to purchase the software and hardware required for this service, or to pay a monthly service fee over the life of the contract with no up-front capital expenditure. ISDN Tracked Service is priced on a transactional, per megabyte, pay-per-use basis. We commercially released our ISDN Tracked Service in the first quarter of 1999.

    Internet Gateway Service. We commercially released our Internet Gateway Service in the third quarter of 1999. Our Internet Gateway Service provides anyone with an Internet connection a more predictable, secure and trackable means of exchanging digital files than currently available over the Internet. Internet Gateway Service users access and use our hosted applications through our website at www.wamnet.com. At the web site, users have access to the same sophisticated tracking, reporting and directory tools that are available with our other services to manage deliveries, view account data, and authorize other WAM!NET users to exchange files with them. Our Internet Gateway Service allows users to exchange files with any other WAM!NET user and to send files to any e-mail address or FTP site. Internet Gateway brings the capacity to automate workflows and processes using other hosted WAM!NET applications, including job tickets. Internet Gateway Service is priced on a transactional, per megabyte, pay-per-use basis.

    In addition to allowing subscribers to set up their own Internet Gateway accounts, we offer Direct Service subscribers the opportunity to create and host Internet Gateway accounts for their customers and workflow partners, providing a standard way for them to send and receive data files. In this arrangement, hosts pay the transaction fees for their workflow partners. For example, the host may create different workflow groups, select appropriate job tickets and implement standardized data exchanges. This results in a simplified, more uniform method for Direct Service users to automate their work flow requirements.

    Internet Access. We currently provide dedicated Internet access as a service option for our Direct Service customers in the U.K. and plan to deploy this service on a global basis this year. This option permits our Direct Service and high-speed Internet access to be provided over the same dedicated circuit. With this service, Direct Service customers can browse the Web, or host Web, FTP, news or mail servers. We also offer additional services in conjunction with third party partners, including: network design and consulting services; firewall configuration and management services; news, Web, mail and FTP server installation and set-up; and Web-based application development services.

Hosted Media Applications and Managed Data Storage Services

    Hosted Media Applications

    We host media applications that integrate our services into our customers' digital workflow processes and are tailored to meet the needs of the media industry. Customers can access these applications either through the Internet or through our dedicated infrastructure. We have developed and currently offer our own applications and plan to partner with leading application developers to host and offer their applications over our network.

    Transmission Manager. This application serves as the primary user interface for our Direct and ISDN Tracked Services. Transmission Manager provides customers with the capacity to establish and maintain address books, specify workflow routing instructions, create and use job ticket and specify file and job ticket editing criteria. We have also developed Transmission Manager plug-ins which enable users of industry leading media applications, such as Adobe Photoshop and Illustrator and Quark Express, to access our data transport and storage services directly from within these applications. In addition, Transmission Manager can be used for point-to-point ISDN file transmission.

    Info Center. This application enables customers to manage their workflow relationships and to review their use of our services by searching and viewing data transmission activities on-line, including details of each file shipment, such as confirmations of shipment and receipt, billing data and historical records of usage. In addition, this application includes an address book, which allows customers to create, authorize, restrict and manage the exchange of data among workflow partners.

    Electronic Job Tickets. This application enables our customers to automate the scheduling, processing and accounting of exchanged files. Information contained in the electronic job ticket that accompanies a file can be automatically entered into the recipient's data systems, with significant savings in labor costs and the elimination of errors associated with traditional manual processes. Additionally, job ticket applications can validate, edit and verify that job ticket contents and attached file formats meet user-defined criteria. Job tickets can also specify prescribed action steps which can be automatically initiated in the event of errors. Customers may choose between our standard job tickets or, for a fee, create customized job tickets to meet their specific needs.

    Remote Proofing. WAM!PROOF is our remote proofing and printing solution that allows customers to print automatically to geographically diverse color proofers, color copiers, laser printers, and other digital output devices manufactured by 15 major suppliers, such as Kodak, Polaroid, Imation and DuPont. This application gives customers a means of rapidly distributing color proof copies of printed media to workflow chain partners for review and approval of production jobs, eliminating the delays and errors associated with messengers, overnight couriers or manual processes.

Managed Data Storage Services

    We provide digital data storage services under the WAM!BASE(R) brand. Our storage services operate over our existing infrastructure and are billed on a per-megabyte basis. Customers choose price and performance levels, which include minimum storage volume requirements, under an annual or multi-year contract. Our customers pay periodic storage charges based upon the volume and duration of megabytes stored, including a fee per megabyte stored each month for the term of the contract, with no up-front investment. Our storage services are scalable and provide multiple benefits to our customers compared to in-house solutions, including: reduced implementation time, lower implementation costs, minimized capital expenditures and simplified pay-per-use pricing plans. We commercially released our WAM!BASE Data Archiving Service in the first quarter of this year.

    WAM!BASE Data Archiving Service. We offer this service for customers who need to store files centrally for access by workflow partners in geographically diverse locations. This service incorporates a simple Web-based user interface, a powerful, industry leading search engine and automated workflow backup functions. Our easy-to-use interface can index, store and search any type of media, including still images, film and video. Our storage application is hosted within our infrastructure, allowing workflow partners in multiple locations secure access to the service without having to buy identical copies of expensive media asset management software. The customer storing the data pays for the storage fees and collaborators using the data pay data transportation fees to download a copy of media assets from the archive. Because it is a hosted service, there is no up- front capital investment in software or hardware, making implementation fast and affordable compared to in-house storage solutions. We believe that influential participants in the workflow process who implement this service as a core part of their data storage strategy will encourage other members of their workflow chain to adopt the solution.

    WAM!BASE Digital Asset Management Service. We are developing and plan to deploy a comprehensive storage service that is intended to meet the needs of companies that require sophisticated digital asset management applications to store and manage many types of electronic media, including still images, film and video. Our service will allow subscribers to use third party applications residing on their local area network, or an application hosted by us, while still providing the efficiencies associated with storing assets in an off-site media archive. This service will allow subscribers to choose from multiple storage and software options, access speeds and pricing levels. Currently, we have a joint marketing arrangement with Canto, Inc., the developer of a leading digital asset management application for the graphics arts industry. Canto is adapting the next release of its application to support WAM!BASE Digital Asset Management Service to be jointly sold by WAM!NET and Canto. We plan to host and co-market other third party digital asset management software applications.

Computer Animation Rendering Services

    Render on Demand. We offer a hosted service for firms involved in the production of computer generated special effects and other motion media for the film and advertising industries. The rendering process requires specialized software and extensive computing power. We host industry leading rendering applications on our network and maintain a large number of servers that may be used for this service. Large rendering projects typically require hundreds of computer processors to simultaneously run sequences of a rendering job. Firms that perform rendering services in-house typically incur significant expenses to purchase rendering software applications and hardware and employ trained personnel to conduct the rendering functions. Our service allows customers to avoid investing in rendering software or a large number of servers. Our service also appeals to firms that currently maintain their own servers but may require overflow capacity for peak project times, or may wish to outsource this service altogether. We price this service based on computer processing unit hours used, and we offer this service directly and through co-marketing relationships with leading manufacturers of rendering software and hardware for the media industry. We commercially released our Render on Demand Service in the first quarter of 2000.

Our Network

    We own and operate a private, IP-based global network connecting major media centers around the world. Our core network consists of high-speed, ATM backbone and leased dedicated high-bandwidth fiber optic capacity connecting our three strategically located network operating centers with our 30 distribution hubs. Our network and services are designed to accommodate the workflow automation requirements of our subscribers including the need to transmit large media files with greater speed, predictability, reliability and efficiency than many other networks, including the public Internet. Our network is not dependent on a single technology, protocol or telephony solution, which allows us to quickly take advantage of new network, access and storage technologies to enhance our services or reduce costs. This also permits us to offer affordable and versatile ways for our customers to use our service.

    Our infrastructure includes the following:

    o Network Operations Centers (NOCs). We have deployed primary network operations centers in North America (Eagan, Minnesota) and Europe (Brussels, Belgium). In addition, we maintain a back-up network operations center facility in Las Vegas, Nevada and are contemplating deploying a NOC in Asia. Our NOCs serve as control centers for our network, housing the specialized equipment we need to manage and monitor our network 24 hours per day, seven days per week. Each of our three regional network operating centers is capable of managing all of our data transportation, hosting and storage operations. We believe that because our customers are in time sensitive, data intensive industries, many of them rely on our services to provide guaranteed delivery. Automated network monitoring software from Hewlett Packard has been installed and configured to provide continuous monitoring capabilities, including a problem notification system that automatically alerts network engineers of problems. Key aspects of our network are continuously monitored, including network operating center equipment, distribution hub equipment, backbone lines, local customer connections and network access devices. We notify customers in the event of service disruptions or equipment failures, and manage the restoration of service.

    o Network Backbone Facilities. Our 31 distribution hubs are interconnected with a meshed ATM backbone provided by various carriers. Operating agreements with these carriers enable us to increase backbone bandwidth to accommodate our growth as needed. Additional network redundancy is provided by a layer of private lines leased from diverse carriers on different paths which primarily serve as network back-up. In addition, we signed an agreement with Winstar in December of 1999 that will provide WAM!NET backbone bandwidth at speeds ranging from 45Mb to 155 Mb per second on various routes in the United States.

    o Network Local Loop Facilities. In North America, local loop connections linking distribution hubs and network access devices at customer sites are currently provided almost exclusively by MCI

        WorldCom and Regional Bell Operating Companies. We have agreements with Deutsche Telekom and the Nippon Telegraph and Telephone Corporation to provide local loop services in Germany and Japan, respectively, and with other providers to provide such services elsewhere in the world. In addition Winstar will provide wireless local loops at speeds ranging from multiple 1.5Mb to 155Mb per second. Winstar's technology will allow WAM!NET to deliver high speed reliable service to customers in most targeted major metro areas without the cost and time it takes to deploy fiber. This bandwidth will allow WAM!NET to offer additional services to existing customers, or to market to new customers requiring higher bandwidth.

    o Network Points of Presence. Our hubs consist of large Cisco Systems, Inc. routers and serve to route data traffic across our network. Our hubs are co-located with MCI WorldCom or other facility management providers and each is interconnected over our meshed ATM backbone through at least two diverse routes. We have hubs in the following cities:

                  North America              Europe                 Asia

                  Atlanta                    Amsterdam              Tokyo
                  Boston                     Brussels
                  Chicago                    Copenhagen
                  Dallas                     Frankfurt
                  Denver                     Hamburg
                  Detroit                    London
                  Las Vegas                  Manchester
                  Los Angeles                Munich
                  Miami                      Paris
                  Minneapolis                Stockholm
                  Montreal
                  New York City
                  Newark
                  Oakland
                  Philadelphia
                  Seattle
                  St. Louis
                  Toronto
                  Vancouver
                  Washington D.C.


    o Direct Customer Points of Presence (Network Access Devices). A key differentiator of our network is our deployment of network access devices on our customers' premises. We have deployed over 1,900 network access devices of varying size and complexity based on customer needs and requirements. Our network access devices usually contain a Silicon Graphics O2 processor, a Cisco router, a CSU/DSU, an uninterruptible power supply and disk storage. Our network access devices directly connect our customers to our hubs using a dedicated fixed bandwidth circuit, providing a secure, predictable and reliable connection to our private backbone network. We control all of our network access devices remotely, allowing us to fully manage the network end-to-end and rapidly provision new services. In addition, our network access devices are scalable to allow for future customer growth as our customers' needs expand.

    o Storage Network Infrastructure. Our data center infrastructure provides hosting and redundant storage at mirrored sites in Eagan and Las Vegas. Our primary data center facility is located in our Eagan network operating center and includes over 40,000 square feet of environmentally controlled floor space suitable for housing large-scale computer and storage systems. A back-up facility is located in our Las Vegas data center and we expect that additional data center, hosting and storage infrastructure will be available in Brussels to support European customers as needed. We currently have a variety of installed equipment with capacity to store over 40,000 petabytes of total on-line primary and back-up storage capacity and have purchase agreements in place with major storage vendors to purchase additional on-line storage capacity as demand warrants. Additionally, we have over 200 high capacity servers available for hosting our Render on Demand service and other applications.

Sales and Marketing

    Over the past three years we have made significant investments in building a direct sales channel to service the media industry. Our initial sales and marketing strategies were aimed at penetrating the top tier of the market, which includes companies that influence others in the industry as they make technology purchasing decisions. These initial efforts captured many of the leading advertising agencies, magazine and book publishing companies, commercial printers and pre-press firms.

    Our current selling approach is based on a consultative selling model which leverages our strategic partnerships and customer relationships. Our sales and marketing objectives include:

    o expanding workflow chains by leveraging relationships with influential customers;

    o increasing utilization of services among existing customers using a consultative selling approach;

    o   capturing additional multi-site customer opportunities;

    o   developing new channels to sell and support our services; and

    o   selling and marketing to new vertical industries worldwide.

    Our sales organization is structured to support vertical markets on a global basis. We currently have sales groups in North America, Europe and Japan. Our direct sales force includes coverage in cities such as: New York, Chicago, Boston, Los Angeles, Washington D.C., Dallas, San Francisco, Atlanta, Seattle, Toronto, Minneapolis, London, Amsterdam, Frankfurt, Hamburg, Oslo, Paris, Stockholm, and Tokyo. Our sales group performs the following activities:

    o Account Management: We work with our existing customers to expand workflow chains, implement additional service offerings, coordinate training and increase utilization. By managing our relationships with our existing customers, we seek to capture a larger portion of their digital workflow and increase our revenues.

    o New Customer Acquisition: We identify and target new customers with significant data transport, workflow application and storage requirements. In particular, we focus on companies that are influential in their media workflow chains.

    o Channel Development: We develop, implement and manage strategic channel relationships with leading suppliers to the media industry on a global basis. We are in the process of negotiating or have entered into marketing arrangements with the following strategic partners:

    -- SGI, a leading provider of hardware and software to the film and animation production segment of the media industry. We entered into a joint marketing agreement with SGI whereby they sell our services to their customers.

    -- Sony, a leading provider of hardware and software to the post-production and broadcast segments of the media industry. Our joint marketing agreement with Sony designates us as its preferred third party digital asset management outsourcing services provider in North America. Sony has indicated they will begin marketing and promoting our services in the second quarter of 2000.

    -- Heidelberg, the world's largest manufacturer of web and sheet fed printing presses. Our multi-year co-marketing agreement with Heidelberg allows it to bundle our services with its own line of digital printing presses worldwide. Heidelberg currently has a total installed customer base of over 55,000 units globally.

    -- 3M/Commercial Graphics Division, the global leader in providing total image graphic solutions through materials, service, imaging systems, and information management. 3M intends to bundle our data transport services within the Scotchprint(R) Graphics Network to provide its customers the ability to send and receive large graphic files securely and efficiently. 3M also pays a portion of the costs of our service contracts with their clients.

    -- Sumitomo, a global trading company whose electronics division is a provider of software, hardware and services to the media industry. Through our joint venture, we have built a sales and marketing organization to penetrate the Japanese market.

    -- Winstar, a leading provider of fixed wireless broadband services. Under our joint marketing agreement, Winstar, has agreed to resell our services to its customers. Additionally, Winstar has agreed to purchase at least $12.5 million of our services for its own use or resale.

    -- Impresse, a leading provider of solutions for print job quoting. Impresse's main service, impresse.com, is an Internet-based application for bidding and accepting printing jobs. Under our arrangement with Impresse, we will jointly market our e-services to corporate print buyers and integrate impresse.com within our network. This integration will allow impresse.com customers to route print production workflow through our services.

    -- Alias Wavefront, a leading developer and provider of computer animation rendering software. Our joint marketing agreement with Alias Wavefront provides that it will introduce and promote the concept of our Render on Demand service to its customers.

Customer Service

    Our services have been designed to incorporate service level agreements that specify standard customer support service performance parameters. Under our standard service level agreement, we deliver customer support on a 24 hour per day, seven days per week basis through our three call centers located in Eagan, Brussels and Tokyo. Our customer service function is organized around a three-tier support model. Incoming calls are routed through a programmable phone system that is integrated with sophisticated customer support management software. This system automates call processing, automatically logging all incoming calls and recording the specific customer support activities used to resolve customer issues. We provide proactive customer support services geared toward ensuring the smooth operation of our services.

    In addition, we also offer Web-based customer support capabilities through our InfoCenter hosted application. Using this service, customers can log service requests, submit questions and access application documentation on-line. We also have entered into on-site maintenance contracts with SGI to provide support and service for the customer premise equipment that we provide for our Direct Service customers. In connection with our December 1999 agreement with Winstar for backbone capacity and wireless local loop facilities, Winstar has agreed to maintain the equipment, including replacing equipment as needed to connect with Winstar's telecommunications network at a specified level of functionality over the twenty year term of the agreement.

    At the request of some of our subscribers, we also provide custom service level agreements for their specialized customer support requirements. These include provisions for redundant back-up systems including customer premise equipment and local loop connections and special support for customized workflow applications.

Competition

    We face competition from a variety of companies that offer products or services that compete with, or serve as alternatives to, one or more of our service offerings. In addition, several companies have the financial resources and technical expertise to adapt or expand their product and service offerings to become directly competitive with our services.

    Despite limitations related to the capacity and reliability of the Internet, developments and advances in Internet technology are continually improving the functionality of the Internet. Consequently, companies that rely on the Internet to provide competitive services may be able to compete more effectively in the future.

    The following is a summary of the companies which may provide alternatives to our services or currently compete with us, or which may compete with us in the future:

    o Overland and air courier service providers. The majority of our competition comes from traditional overland and air courier services. Federal Express, DHL Worldwide Express and United Parcel Service (UPS) provide delivery services which are currently used by many of our targeted customers to physically transport data files stored on disks. While our potential customers may continue to use these services for their data transport, we believe that our managed data transport services offer superior alternatives for businesses with digital workflow requirements.

    o Digital courier and digital file transfer service providers. Vio Worldwide Limited, Williams-Vyvx, a business unit of Williams Communications, Inc., UPS and The docSpace Company each offer services that compete to varying degrees with our managed data transport services.

    o Large telecommunications carriers and Internet oriented service providers. Many of the large established and emerging carriers, such as AT&T Corp., Sprint, MCI WorldCom, Cable & Wireless plc, Global Crossing Ltd., Qwest Communications International Inc., Level 3 Communications, Inc. and Exodus Communications, Inc., are expanding their capabilities to support high-speed, end-to-end communications services. Increasingly, their bundled services include high-speed local access combined with metropolitan and wide area network services that may serve as alternatives to our services. These telecommunications companies have deployed large scale networks, have large numbers of existing customers and enjoy strong brand recognition, and, as a result, may become significant competitors.

    o Data network and applications service providers. Several data networking companies such as Equant N.V., Infonet Services Corporation, Concert Management Services Inc. and Global One offer data networking services to business customers worldwide. These services include ATM and frame relay, private line, Internet access and network outsourcing. These companies have significant experience in offering tailored services and market their expertise. There are also a number of entrants, such as IXnet, Inc., Savvis Communication Corporation and Digital Island Inc., that are targeting specific niches to deliver customers Internet content, data traffic, and voice services worldwide. We believe that they may have the ability to expand their existing networks and service offerings to become more competitive.

    o Disk and tape storage equipment companies. Many established firms currently market, sell and distribute storage equipment that is primarily used to create on-site storage systems. These firms, including EMC Corp., IBM, Hitachi, Sun Microsystems, Inc., Sony, Storage Technologies, Inc. Ciprico, Inc., either have announced plans to develop, or may in the future develop, network-based storage services and storage area networks (SANs) that may utilize private networks or the Internet. These services may have similarities with our planned storage services and may include transactional, per megabyte pricing.

Government Regulation

    We purchase the telephone equipment, routers and relays for use on our network and we combine that equipment with our software and connect the assembly with telephone circuits provided by common carriers. The common carriers are regulated by the FCC, the Canadian Radio-Television and Telecommunications Commission, or CRTC, and various state regulatory agencies. We believe that under the FCC's current interpretation of the Communications Act of 1934, as amended, the services which we offer to our customers are interstate information (enhanced) services. Consequently, we are not required to obtain licenses or other approvals from the FCC or state regulatory agencies to offer these services. However, if at some time our services are deemed to be intrastate services, certain state regulatory agencies might seek to assert jurisdiction over our products and services. We would then be required to expend substantial time and money to acquire the appropriate licenses and to comply with state regulations. We also believe that under the CRTC's interpretation of Canadian law, our services do not require us to obtain telecommunications permits or approvals in Canada.

    We believe that European Union directives permit us to provide our services in E.U. member states without the need to obtain licenses or other governmental approvals. Bilateral agreements exist between the U.S. and Japan and the U.S. and Hong Kong which encourage unimpeded cross-border provision of enhanced services like those offered by us. Pursuant to the World Trade Organization's General Agreement on Trade and Services, over fifty governments have agreed to permit the competitive provision of enhanced services (i.e., value-added) by nationals of WTO member countries. Nevertheless, certain other countries in Europe, Asia and elsewhere in the world might seek to license and regulate our services. Any such license or regulation may limit, delay or increase our costs to provide services in these international locations in which we may seek to expand our operations.

    In addition to telecommunication regulations, we may become subject to other current or future regulations in the U.S. or abroad as our business continues to develop and as governments respond to changes brought about by the growth of the Internet and e-commerce. These regulations may affect data privacy, marketing or distribution, or may be applicable to specific industries or businesses to which we may offer services. Such regulations would result in economic burdens or technical or legal constraints that could adversely affect our business.

Intellectual Property and Proprietary Rights

    It is our policy to protect our intellectual property, to seek patent protection for those aspects of our technology that we believe may be patentable and to preserve any copyrights or trade secrets (to the extent not disclosed in any patent) that may be applicable to our services and applications and their related software.

    We have designed most of the proprietary software necessary for the management of our services and applications, including network access device operations and a graphic user interface, Info Center, WAM!PROOF and WAM!BASE applications. We believe that our proprietary software and trade secrets applicable to the operation of our services and applications may be of equal or greater importance to us than patent or copyright protection. We are not aware of any claims of infringement of patents or other intellectual property belonging to others. However, we have conducted only a limited inquiry regarding the possibility of such claims. We have expanded our service and applications offerings in foreign countries and we will increasingly offer our services and applications in foreign countries. Some of these countries may lack intellectual property protection that is comparable to that afforded by the intellectual property laws of the U.S.

Liability and Insurance

    Our services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission of large quantities of data among multiple locations. In such operations, it is possible that data files may be lost, altered or distorted. Moreover, our targeted industries' businesses are extremely time-sensitive, and delays in delivering data or damage to or loss of archival data may cause a significant loss to a customer. Our network and related services and applications and future enhancements or adaptations may contain undetected design faults and software "bugs" that, despite testing, are discovered only after the system has been installed and used by customers. Such faults or errors could cause delays or require design modifications that could adversely affect our business, financial condition and results of operations. Our customer agreements generally contain provisions limiting our liability for damages resulting from errors in the transportation or storage of data to a maximum of $100 per incident or the amount of one year's service charge for all incidents. Nevertheless, we may still be subject to significant claims and potential liability for data losses in the transportation and storage of data on our network. In addition to general business liability insurance coverage, we presently maintain errors and omissions insurance coverage in the amount of $2 million per occurrence. We also presently maintain $5 million of business interruption insurance coverage against losses from fire and other natural disasters. With respect to our data storage services, we maintain $10 million of insurance coverage against any damage or loss of data due to physical damage to our Eagan or Las Vegas facilities. In addition, we maintain a $25 million umbrella policy covering losses or liabilities above our other policies.

Employees

     The following table sets forth a breakdown of our employees as of December 31, 1999:

                                                              Number of
                                                              employees
                                                              ---------
              Development................................         89
              Marketing and sales........................        162
              Technology and operations..................        128
              Administration.............................         80
                                                                 ---
                   Total.................................        459
                                                                 ===

     The Company's executive and technical personnel have significant experience in the design, programming, implementation, marketing, sales and support of complex data networks and software programs. We have never had a work stoppage and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES.

    We lease an approximately 481,000 square foot modern corporate campus located in Eagan, Minnesota, a suburb of Minneapolis. We currently occupy 160,000 square feet of this facility. SGI subleases 326,000 square feet of space, including common areas, in our corporate campus facility. The term of the sublease with SGI began on March 4, 1999 and ends on May 31, 2004. Effective as of June 1, 2001 and on each June 1, 2002 and 2003, SGI has the option to terminate the sublease by delivering at least six months' prior written notice of termination.

    We own 9,000 square feet of office space in Bournemouth, Dorset, England.

    Our other leased properties include:

    o an approximately 45,000 square foot office facility located in Bloomington, Minnesota which we currently sublease;

    o an approximately 1,580 square foot office facility located in Minneapolis where one of our network operation centers is located;

    o an approximately 7,970 square foot facility located in Las Vegas, where another of our network operation centers is located and which serves as a backup customer service center;

    o an approximately 20,000 square foot office space in Brussels, which contains our European network operation center and customer service operations;

    o an approximately 8,000 square foot manufacturing and warehouse facility located in Eagan;

    o an approximately 1,882 square foot office facility located in Missoula, Montana;

    o small offices in Des Moines, Iowa; Chicago, Illinois; Woburn, Massachusetts; New York, New York; Hamburg, Germany; Hague, Holland; Gothenburg, Sweden; Copenhagen, Denmark; and Paris, France for use by our sales and marketing personnel, business development managers and account executives stationed in those cities;

    o   an 18,540 square foot office facility located in Bloomington, Minnesota;
        and

    o a 16,000 square foot office space located in Bournemouth, Dorset, England.


ITEM 3.  LEGAL PROCEEDINGS.

    Certain holders of warrants issued in connection with bridge loans in 1995 and 1996 have commenced litigation seeking a reduction in the exercise price of those warrants and attorney's fees. Although the warrants provide for downward adjustments under certain circumstances, we believe no adjustment is required. Should the warrant holders' litigation be successful, the gross proceeds receivable by us from exercise of those warrants would be reduced from approximately $8.4 million to $4.9 million. In

February 2000, the court denied the plaintiffs' motion for summary judgment that the warrant price should be reduced. The suit is scheduled to begin trial in April 2000.

     We are engaged in certain legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these legal actions or claims against us cannot be determined at this time. However, it is the opinion of management that facts known at the present time do not indicate that there is a probability that such litigation will have a material effect on our business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 17, 1999, the Company held its 1999 Annual meeting of shareholders for the sole purpose of electing directors. At the Annual meeting, Edward J. Driscoll, Robert L. Hoffman and William M. Kelly were elected as the directors of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     In January 1999 and March 1999, the Company sold to MCI WorldCom for the consideration of $10 million and $15 million, respectively, 13.25% convertible promissory notes (the "MCI Notes") in equal principal amounts together with a common stock purchase warrant entitling MCI WorldCom to purchase 350,000 shares of the Company's common stock at a purchase price of $0.01 per share. The MCI Notes provided that they would be mandatorily converted into a new class of preferred stock having a parity of rights and preferences with any class of preferred stock to be issued to SGI in an anticipated transaction between the Company and SGI. Exemption from registration is claimed under Section 4(2) of the securities Act of 1933 ("Act") and Rule 506 of the Rules ("Rules") thereunder.

     In March 1999, the Company sold to SGI 5,710,425 shares of Class B Convertible Preferred Stock ("Class B Stock") and 878,527 shares of Class C Convertible Preferred Stock ("Class C Stock") for an aggregate purchase price of $75 million, of which $35 million was paid in cash and $40 million was paid by conveyance to the Company of the land and building which comprise the Company's corporate campus facility. Currently, the Class B Stock and the Class C Stock are mandatorily convertible into 6,923,144 shares and 1,066,625 shares of the Company's Common Stock, subject to anti-dilution adjustments, in the event the Company conducts an underwritten public offering at an initial offering price of $12.13 per share in the case of Class B and $12.52 per share in the case of Class C. The Class B Stock may be optionally converted by the Holder at any time and the Class C Stock may be optionally converted by the Holder after September 4, 2000 into such shares of common stock, subject to anti-dilution adjustments. Exemption from registration is claimed under Section 4(2) of the Act and Rule 506 of the Rules.

     In March 1999 the Company sold to MCI WorldCom 2,196,317 shares of Class D Convertible Preferred Stock ("Class D Stock") for the consideration of $25 million in conversion of the MCI Notes. The Class D Stock is mandatorily convertible into 2,666,563 shares of the Company's Common Stock, subject to anti-dilution adjustments, in the event the Company conducts an underwritten public offering at an initial offering price of $12.52 per share. The Class D Stock may be optionally converted by the Holder at any time. Exemption from registration is claimed under Sections 3(a)(9) and 4(2) of the Act and Rule 506 of the Rules.

     In February 2000 the Company sold to SGI 10,000 shares of Class F Convertible Preferred Stock ("Class F Stock") for an aggregate purchase price of $10 million cash. The Class F Stock is convertible at the option of the holder into 1,937,984 shares of the Company's common stock, subject to anti-dilution adjustments, and is mandatorily convertible on the last trading day of the first 20 consecutive trading days during the average (weighted by daily trading volume) closing price of the stock is at least $8.00. Exemption from registration is claimed under Section 4(2) of the Act and Rule 506 of the Rules.

     In February and March 2000 the Company sold to Sumitomo Corporation and nine other accredited investors a total of 10,000 shares of Class G Convertible Preferred Stock ("Class G Stock") for an aggregate purchase price of $10 million cash. The Class G Stock is convertible at the option of the holder into 1,937,984 shares of the Company's common stock, subject to anti-dilution adjustments, and is mandatorily convertible in the event of an underwritten public offering. Exemption from registration is claimed under Section 4(2) of the Act and Rule 506 of the Rules.

     In March 2000, the Company sold to Winstar Communications Corporation 85,000 shares of the Company' of Class E Convertible Preferred Stock ("Class E Stock") for an aggregate purchase price of $85 million, of which $35 million was paid in cash and $50 million was paid through the transfer to us of 1,071,429 shares of Winstar's common stock, valued at $46.66 per share (as adjusted for the 3 for 2 stock split declared by Winstar in February 2000). In contemporaneous transactions, the Company sold to 13 accredited investors a total of 16,725 shares of the Class E stock for an aggregate consideration of $16.7 million. The Class E Stock is convertible at the option of the holder into 19,714,147 shares of the Company's common stock, subject to anti-dilution adjustments, and is mandatorily convertible on the last trading day of the first 20 consecutive trading days during the average (weighted by daily trading volume) closing price of the stock is at least $8.00. Exemption from registration is claimed under Section 4(2) of the Act and Rule 506 of the Rules.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The following tables set forth certain historical consolidated financial and other data of our company for each of the five years in the period ended December 31, 1999. We derived our selected historical consolidated financial data as of and for each of the three years in the period ended December 31, 1999 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived our selected historical consolidated financial data as of and for the year ended December 31, 1995 and 1996 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

                                                                 Years Ended December 31,
                                              -------------------------------------------------------------
                                                1995(1)       1996         1997         1998          1999
                                              ---------    ---------    ---------    ---------    ---------
                                                      (dollars in thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Net service revenue ...................   $     180    $     279    $   1,555    $   6,799    $  17,319
    Software and hardware sales ...........        --           --           --         10,791        7,476
                                              ---------    ---------    ---------    ---------    ---------
  Total revenues ..........................         180          279        1,555       17,590       24,795
  Operating expenses:
    Network communication .................          46          816        7,364       18,259       26,318
    Cost of software and hardware .........        --           --           --          3,537        2,905
    Network operations and development ....         539        1,109        7,478       35,095       22,928
    Selling, general and administrative ...         821        4,664       13,527       45,422       43,392

    Depreciation and amortization .........          31          447        2,668       17,668       34,875
                                              ---------    ---------    ---------    ---------    ---------
  Total operating expenses ................       1,437        7,036       31,037      119,981      130,418
                                              ---------    ---------    ---------    ---------    ---------
  Loss from operations ....................      (1,257)      (6,757)     (29,482)    (102,391)    (105,623)
  Interest and other income (expense), net          (20)        (839)      (4,154)     (20,839)     (33,604)
  Income tax benefit ......................        --           --           --          1,352         --
                                              ---------    ---------    ---------    ---------    ---------
  Net loss ................................      (1,277)      (7,596)     (33,636)    (121,878)    (139,227)
  Less preferred dividends ................        --           --            (70)         (70)      (5,890)
                                              ---------    ---------    ---------    ---------    ---------
  Net loss applicable to common stock .....   $  (1,277)   $  (7,596)   $ (33,706)   $(121,948)   $(145,117)
                                              =========    =========    =========    =========    =========
  Net loss applicable per common share(2) .   $    (.24)   $   (1.18)   $   (5.19)   $  (13.87)   $  (15.58)
  Weighted average number of common shares
   outstanding (2) ........................   5,263,535    6,445,785    6,496,345    8,793,961    9,315,900

Other Financial Data:
  Net cash used in operating activities ...   $    (747)   $  (6,218)   $ (23,917)   $ (55,878)   $ (65,670)
  Net cash used in investing activities ...        (657)      (5,244)     (15,599)     (71,304)     (25,942)
  Net cash provided by financing activities       2,732       24,578       25,346      132,817      113,497
  EBITDA(3) ...............................      (1,226)      (6,310)     (26,814)     (84,684)     (69,473)
  Capital expenditures ....................         657        4,244       16,599       54,584       25,208

Subscriber Contracts (end of period):
  Direct Service Contracts(4) .............        --             33          496        1,479        1,918
  ISDN Tracked Service Contracts(5) .......        --           --           --           --          2,659
  Internet Gateway Subscribers(6) .........        --           --           --           --          4,167

                                                        Years Ended December 31,
                                     -------------------------------------------------------------
                                       1995(1)       1996         1997         1998         1999
                                     ---------    ---------    ---------    ---------    ---------
                                                        (dollars in thousands)
Balance Sheet Data (end of Period):
Cash and cash equivalents ........   $   1,328    $  14,444    $     274    $   6,272    $  27,180
Total assets .....................       2,075       20,070       29,134      125,459      435,255
Total debt(7) ....................       1,900       21,473       54,826      210,378      547,612
Shareholders' deficit ............        (371)      (2,683)     (30,671)    (109,854)    (147,885)

------------

(1) We were organized in September 1994 and commenced operations in March 1995.

(2) If the shares of Class B, Class C and Class D convertible preferred stock had been converted as of their date of issuance in 1999, the net loss per share would have been $(8.38).

(3) EBITDA represents earnings (loss) from operations before taking into consideration net interest expense, income tax expense, depreciation expense and amortization expense. We have included information concerning EBITDA as it is used by some investors as a measure of a company's ability to service its debt. EBITDA should not be considered as an alternative to net income or any other measure of performance or liquidity as determined in accordance with generally accepted accounting principles or as an indicator of our overall financial performance. In addition, EBITDA as we have presented it may not be comparable to other similarly-titled measures of other companies.

(4) Represents the number of customer point of presence at which a network access device is installed.

    Does not include executed contracts for installations currently in process from which we have not begun to receive service fees.

(5) Represents the number of customer premises that subscribe to our ISDN Tracked Service. Does not include executed contracts for installations currently in process from which we have not begun to receive service fees.

(6) Represents the number of subscribers with accounts to use our Internet Gateway Service.

(7) Total debt includes long-term debt, current portion of long-term debt, obligations under capitalized leases and redeemable preferred stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis is based on the historical results of WAM!NET Inc. and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

    WAM!NET is a leading global provider of business-to-business e-services for the media industry. We enable entertainment, advertising, publishing, printing and related media businesses worldwide to collaborate on-line within their workflow chains.

    We offer our customers a wide array of e-services that meet their need to collaborate digitally with their workflow partners. Our services, applications and infrastructure provide a common electronic workflow platform to our customers, enabling them to achieve measurable operating efficiencies, cost savings and productivity growth.

    We have made substantial investments in building our global network, hosting and storage infrastructure. In addition, we have developed an array of digital workflow services to meet the needs and demands of a broad-based customer group. We have also invested in and developed a substantial and skilled customer service group, which makes our services more valuable to existing customers and more attractive to potential customers. Finally, we have made substantial investments in recruiting, training and developing a skilled and knowledgeable sales force, operations workforce and an application development workforce. We use a consultative approach in our sales and marketing efforts to both identify and meet our customers' diverse needs. Our initial focus and investment has been in building an installed base of influential customers. We seek to increase the utilization of our service offerings among our existing customers, as well as to broaden our market penetration through the addition of new customers.

    In December 1997, we acquired Freemail Inc., a developer of file transmission and job ticket technology, to support our business-to-business e-services. In March 1998, we established our presence in Europe with the acquisition of 4-Sight Limited, a developer and worldwide marketer of ISDN based digital data transmission applications. 4-Sight had primarily sold software and hardware supporting digital transmission of data to its customer base.

    We offer a wide array of e-services including: (1) managed data transport,
(2) media application hosting, (3) managed data storage, (4) computer animation rendering and (5) Internet-based services. Our services and network infrastructure provide businesses a common electronic platform to seamlessly integrate their production processes and accelerate the adoption of digital workflow collaboration. Access to these services is provided through our Direct Service, ISDN Tracked Service and Internet Gateway Service. Our initial focus through 1998 was our Direct Service. This is our fastest, most secure and reliable media transport service, providing direct, guaranteed access and transport over our managed network. Our network access devices are installed on our customers' premises and are connected to our network with a dedicated leased line. We recently acquired a 20-year indefeasible right of use for backbone capacities and purchased wireless local loop facilities in the U.S. from Winstar. These facilities will allow us to offer our Direct Service customers greater bandwidth capacity and eliminate the need for a dedicated leased line at a customer's premises. In the first quarter of 1999 we began to provide access to our network through our ISDN Tracked Service. Our ISDN Tracked Service offers the security and predictability of dial-up connectivity to our network at a slower transmission speed without the performance guarantee of Direct Service. This service does not require a network access device or leased line connectivity. We introduced our Internet Gateway Service in the third quarter of 1999. Internet Gateway Service allows connection to our network over the Internet. We provide with our managed data services hosted media applications that further integrate our services into our customers' digital workflow processes, including Transmission Manager, Info Center, Electronic Job Tickets and Remote Proofing. We commercially introduced our WAM!BASE Data Archiving Service in the first quarter of 2000. Also in the first quarter of 2000, we began to offer Render on Demand, a hosted service that processes computer generated animation into high resolution motion images such as motion picture special effects.

    At December 31, 1999, we had over 8,700 subscribers using our business-to-business e-services. Subscribers are customer sites that access our electronic business-to-business services through our Direct Service, ISDN Tracked Service and Internet Gateway Service.

Revenues

Service revenue

    Our service revenue is directly related to the number of customers, type of service, and volume of data moved, stored or processed. Service revenue is derived primarily from annual or multi-year service contracts, many of which have automatic renewal or extension provisions. These contracts generally include a minimum monthly fee and additional charges for usage that exceeds a minimum monthly service level. We currently offer our services at scaled minimum usage fees, which typically range from $650 per month to $4,000 per month for Direct Service, and from $45 per month to $360 per month for ISDN Tracked Service. We record monthly service revenue for Direct Service and ISDN Tracked Service based upon contracts signed with customers, following installation of equipment and commencement of service at a customer's premises. Our Internet Gateway Service is priced primarily on a per-megabyte basis and recognized as revenue in the month the service is provided. Our Render on Demand service is billed per computer processing hour and revenues are recognized as the service is provided to the customer. We began to earn service revenue from ISDN Tracked Service and Internet Gateway Service in March and September 1999, respectively. Our WAM!BASE Archive Service is priced on the basis of megabytes stored per month.

Software and hardware sales

    Revenue from software and hardware sales has resulted primarily from the sale of 4-Sight ISDN

Manager software and ISDN cards. Our ISDN Tracked Service customers may choose to make a single up-front payment to purchase our software or to pay a monthly service fee. In both cases these purchases appear as software and hardware revenue. We are in the process of shifting 4-Sight from a product sales focus to a service model. As a result, we expect software and hardware sales to decline in the future.

Operating Expenses

Network communication

    Network communication expense represents the largest direct cost associated with providing our Direct Service. Network communication expense includes the costs of providing local loop telephone circuits connecting our network access devices from a customer's premises to the nearest distribution hub and the costs of the high bandwidth backbone carrier services which connect the distribution hubs with our network operation and data storage centers.

    Local telephone circuit connections provided by local exchange carriers account for the substantial majority of these charges. National and international service carrier charges account for the balance of these charges. Network communication expense is generally a fixed monthly cost per circuit. We believe that growing competition among telephony and communications providers may reduce the future costs of local telephone circuit and backbone connections. We actively seek to obtain and deploy technologies that will reduce the costs of local telephone circuit connections, such as wireless technologies, remote dial-up capabilities and DSL. We also intend to use our network management tools to optimize the use of existing and planned network capacity as volume increases and traffic patterns emerge.

    In December 1999, we purchased a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities from Winstar. When Winstar's wireless technology is deployed it will allow us to deliver increased bandwidth, at speeds ranging from 1.5mb to 155mb per second, to customers in most of the major U.S. metro areas, eliminating the need for local telephone circuit connections. This increased bandwidth capability will also allow us to offer additional services to new and existing customers.

Software and hardware

    Software and hardware expense reflects the costs of software and hardware sold.

Network operations and development

    Network operations and development expense represents costs directly associated with developing, maintaining, managing and servicing our global private network and expanding our service offerings. These costs include direct labor, vendor service fees, point-of-presence charges and research and development charges, which are often incurred in advance of receiving revenue. Our currently installed network operation centers account for the substantial majority of these direct labor and operating costs. Most of the costs associated with the development of new services and applications, such as WAM!BASE Data Archiving Service, WAM!PROOF, ISDN Tracked Service, Internet Gateway Service and Render on Demand service, are accounted for as network operations expenses and are incurred in advance of receiving revenue.

Selling, general and administrative

    Our selling expense consists primarily of the salaries and commissions of our direct sales force and our global marketing groups, commissions for channel partners, and the costs of ongoing marketing activities such as promotions and channel development. Our sales and marketing efforts are focused on expanding our customer base and increasing utilization on our network. Accordingly we offer new and existing services and develop new channels to sell and support our services. We also seek to increase the utilization of our network with the assistance of our influential customers who encourage their workflow partners to use our services.

    Our general and administrative expense includes administrative salaries, related overhead and professional service fees. These costs reflect expenditures related to the rapid growth and expansion of our administrative infrastructure necessary to manage our globally expanding operations, and professional service fees incurred in connection with financing activities, contract negotiations and business acquisitions.

Depreciation and amortization

    We generally retain ownership of the customer premise equipment and most of the hardware and software necessary for our customers to use our services on a turn-key basis. Depreciation and amortization expense includes depreciation of this hardware and software as well as the equipment located in our distribution hubs and network operation, hosting and data storage centers. We also amortize certain costs relating to the acquisitions of 4-Sight and Freemail, which we acquired using the purchase method of accounting. We anticipate additional capital investments in our network, hosting and storage infrastructure commensurate with customer demand and market opportunity.

Results of Operations

Years Ended December 31, 1999, 1998 and 1997

Revenues

    Total revenue for the years ended December 31, 1999, 1998 and 1997, was $24.8 million, $17.6 million and $1.6 million. These were increases in revenues are due to greater demand for our services and, in 1998, also due to the acquisition of 4-Sight.

    Net service revenue was $17.3 million, $6.8 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997. This increase in net service revenue was primarily due to growth in the number of subscribers purchasing our services and increased utilization by subscribers. At December 31, 1999, we were providing transport services to approximately 8,700 subscribers, as compared to approximately 1,475 and 475 subscribers, at December 31, 1998 and 1997.

    Revenues from software and hardware sales for the years ended December 31, 1999 and 1998, were $7.5 million and $10.8 million. There was no revenue from software and hardware sales in 1997, as 4-Sight was not acquired until March 1998. The decrease in software and hardware sales in 1999, as compared to 1998, is the direct result of our shifting from sales of 4-Sight software and hardware as stand-alone products to sales of service contracts, partially offset by software purchases associated with ISDN Tracked Service agreements.

Operating Expenses

Network communication

    Network communication expense for the years ended December 31, 1999, 1998 and 1997, was $26.3 million, $18.3 million and $7.4 million. Network communication expenses increased as a result of increased local loop connections directly related to growth in the number of our Direct Service customers, and from expenses incurred as a result of expanding our domestic and foreign network operations through the installation of additional hubs. Average monthly communication expense per Direct Service customer has declined and is expected to continue to decline, as a result of increased customer utilization of our backbone capacity and declining costs of North American local loop connections. These trends were partially offset by growth in our Direct Service customer base in Europe, where local loop costs are generally higher than in North America. We continue to incur substantial network communication expense as we deploy our network and related services and applications globally; however, we expect the network communications expense as a percentage of revenue to decline.

Software and hardware

    The cost of software and hardware for the years ended December 31, 1999 and 1998 was $2.9 million and $3.5 million. There were no software and hardware sales or costs during 1997. This decrease between 1999 and 1998 reflects the decline in software and hardware sales as described above.

Network operations and development

    Network operations and development expense for the years ended December 31, 1999, 1998 and 1997, was $22.9 million, $35.1 million and $7.5 million. The decrease between 1999 and 1998 was primarily due to completion of several development projects, including ISDN Tracked Service, Internet Gateway Service and WAM!BASE Data Archiving Service and the discontinuance of related outsourced development costs, partially offset by costs incurred for establishing our network operations center in Belgium and deploying our network in Europe. The growth in these expenses from 1997 to 1998 was due to the 4-Sight acquisition and the expansion of our operations. We expect that network operations costs will increase as our network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

Selling, general and administrative

    Selling, general and administrative expense for the years ended December 31, 1999, 1998 and 1997, was $43.4 million, $45.4 million and $13.5 million. The decrease between 1999 and 1998 was due to a one-time $11.4 million non-cash compensation charge related to the accelerated vesting of stock options held by certain of our officers that occurred in the period ended December 31, 1998. This decrease was partially offset by increases in other selling, general and administrative expenses associated with expanded operations during 1999. After adjusting for the one-time charge during 1998, recurring selling, general and administrative expense during the year ended December 31, 1999 increased $9.4 million, over the comparable adjusted amount for the year ended December 31, 1998. The increase was primarily due to sales and marketing efforts to launch new services and expand our customer base. The growth in these expenses from 1997 to 1998 was due to the 4-Sight acquisition and the expansion of our operations. We expect to continue to incur significant selling, general and administrative expenses as we continue to increase market penetration and traffic among existing customers. We expect selling, general and administrative expenses will continue to decline as a percentage of revenue.

Depreciation and amortization

    Depreciation and amortization for the years ended December 31, 1999, 1998 and 1997, was $34.9 million, $17.7 million and $2.7 million. This increase was primarily due to depreciation of additional network and related equipment purchased for network expansion during 1999, 1998 and 1997. Included in these totals for 1999 and 1998 was $6.6 million and $5.3 million of amortization expense relating to the goodwill recorded in connection with the 4-Sight and Freemail acquisitions. We anticipate that depreciation and amortization expense will increase in future periods as we continue to purchase equipment and expand operations, and as we begin to depreciate the wireless network facilities purchased from Winstar.

Interest income

    Interest income for the years ended December 31, 1999, 1998 and 1997, was $0.8 million, $1.7 million and $0.2 million. The changes between 1999, 1998, and 1997 were primarily due to the changes in our average monthly balance of cash and cash equivalents during the periods.

Interest expense

    Interest expense for the years ended December 31, 1999, 1998 and 1997, was $35.7 million, $22.6 million and $4.4 million. The increase during each of the years is related to the increase in long-term debt necessary to fund operations and to make strategic acquisitions. Included in interest expense for the years ended December 31, 1999, 1998 and 1997, are non-cash charges of $29.1 million, $18.3 million and $1.6 million related to the amortization of deferred financing charges and the value of warrants issued in connection with debt financing transactions.

Other income

    Other income of $1.3 million in 1999 primarily relates to rental income received from SGI in connection with leasing a portion of the corporate campus facility in Eagan which we received as part of an investment by SGI in March 1999.

Income taxes and net loss

    At December 31, 1999, we had $195.5 million of net operating loss carryforwards. These carryforwards are available to offset future taxable income through the year 2019 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986. These limitations may result in the expiration of net operating loss carryforwards before they can be utilized. We realized an income tax benefit of $1.4 million as a result of U.K. income tax and VAT benefits in the year ended December 31, 1998.

Liquidity and Capital Resources

    Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $303.6 million as of December 31, 1999. We expect to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. Through December 31, 1999, we have issued equity and debt securities and incurred other borrowings resulting in cash received by us of $361.4 million. We have used the majority of these proceeds to expand our global network, to build our customer base and for geographic expansion. In addition, we expanded our operations in Europe through the acquisition of 4-Sight for $16.4 million in cash and the issuance of equity securities. Our ability to achieve profitability and positive cash flow from operations will be dependent on substantially growing our revenues and realizing increased operating efficiencies.

    In 1999, we entered into the following financing transactions in order to continue to fund our operating and capital requirements:

    In January 1999, we issued the 1999 MCI WorldCom Convertible Note and in January 1999, and March 1999, we borrowed $10.0 million and $15.0 million, respectively, under the note. In March 1999, the note was converted into 2,196,317 shares of our Class D convertible preferred stock. Dividends accumulate on the Class D convertible preferred stock at the rate of 7% per year of the original purchase price per share and are payable solely in additional shares of preferred stock, of the same class, if and when declared by the Board of Directors. The Class D convertible preferred stock (including accumulated but undeclared in-kind dividends) is currently convertible into 2,666,563 shares of common stock, subject to anti-dilution provisions. In connection with the note, we issued warrants to purchase a total of 350,000 shares of common stock. The warrants have an exercise price of $.01 and are exercisable until April 30, 2004.

    In March 1999, SGI purchased from us 5,710,425 shares of our Class B convertible preferred stock and 878,527 shares of our Class C convertible preferred stock. The aggregate consideration paid by SGI was $75.0 million, of which $35.0 million was paid in cash and $40.0 million was paid by the transfer to us of a corporate campus facility located in Eagan, Minnesota. The fair value of the campus facility was determined by an independent appraisal. The Class B convertible preferred stock and Class C convertible preferred stock are currently convertible into 6,923,144 shares and 1,066,625 shares of common stock, of the same class, subject to anti-dilution provisions. Dividends accumulate on the Class B and Class C convertible preferred stock at the rate of 7% per year of the original purchase price and are payable solely in additional shares of convertible preferred stock of the same class, if and when declared by the Board of Directors.

    In connection with the SGI investment, we entered into a preferred provider agreement that allows us to purchase hardware, software and services from SGI over a four-year period at prices based on SGI's most favored pricing models. We have made a firm commitment to purchase $35.0 million under this agreement during the period from December 31, 1998 to December 31, 2000. As of December 31, 1999, we have made purchases of approximately $12.4 million. In the event that we do not fulfill this purchase commitment, we are required to pay SGI 10% of the unfulfilled commitment.

    In July 1999, we entered into a two-year $20.0 million credit facility with Foothill Capital Corporation. As of December 31, 1999, we had $2.1 million in borrowings outstanding under this facility. This balance was repaid in March 2000.

    In September 1999, we entered into a sale-leaseback agreement with CCPRE-Eagan, LLC, an affiliate of Chase Capital Partners, New York. In connection with this agreement, we sold our corporate facilities, including land, building and personal property to CCPRE and received cash proceeds of approximately $36.5 million, net of financing expenses. As part of the agreement, we entered into a 20-year lease with three five-year options, requiring minimum monthly rent payments increasing from $481,000 to $959,000. We are responsible for all taxes, assessments, utilities and other governmental charges. We may repurchase the corporate facilities on the 24th or 36th month anniversary of the agreement. Beginning in September 2002, CCPRE may require us to repurchase the facilities for approximately $41.8 million, less the amount of certain payments under the lease. Because of the existence of this put option, the transaction has been recorded as a financing transaction. The carrying value of the liability is being accreted to the $41.8 million put value, at an effective interest rate of 18.9%. As of December 31, 1999, the accreted outstanding balance of the sale-leaseback agreement was approximately $38.2 million.

    In December, 1999, we entered into an agreement with Winstar pursuant to which we purchased a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities. Under this agreement, we took title to equipment of varying bandwidth capacity; Winstar has agreed to maintain the equipment, including replacement as necessary for connectivity to Winstar's telecommunications network at a specified level of functionality over the agreement's term. We have the right to assign or sell our rights under the facility at any time. The cost of the 20-year facility is payable in an initial $20.0 million payment, which was made in January 2000, and quarterly payments, beginning at $5.0 million and increasing to approximately $24.9 million, over a seven-year period ending December 15, 2006. The network facility has been capitalized in property, plant and equipment, and we have recorded a related liability at the agreed-upon fair value of $260.3 million, which liability bears an effective interest rate of 8.3%.

    Under related agreements, Winstar has committed to purchase from us $12.5 million of services, which Winstar can use itself or resell to third parties. Winstar's commitment was prepaid in December 1999, this prepayment has been recorded as deferred revenue. We have also entered into a sublease agreement with Winstar for space in our Minnesota data center. In December 1999, Winstar made a one-time advance payment of approximately $12.5 million. We are required to repay this advance payment at $200,000 per month over 10 years, at an imputed interest rate of 15.7%. We have recorded the advance payment as a borrowing. Winstar is required to make monthly payments of approximately $81,000 over 10 years.

    Also in December 1999, we entered into a transaction providing for the purchase by Winstar of 50,000 shares of our Class E convertible preferred stock and an option for Winstar, its designated affiliates and others, to purchase an additional 50,000 shares of the same class of stock. Pursuant to the terms of this transaction, Winstar purchased a total of 85,000 shares of Class E convertible preferred stock for $85 million, of which $35 million was paid in cash and $50 million was paid in the form of 1,071,429 shares of Winstar common stock valued at $46.66 per share as adjusted for the Winstar 3-for-2 stock split declared in February 2000. Also in this transaction, other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate $16.7 million in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Each of the two largest purchasers of Class E convertible preferred stock has the right to designate one director, and vote on an as-converted basis, not to exceed 17.5% of total voting power, on all matters submitted to the vote of common stock holders, including the election of directors. The Class E convertible preferred stock is initially convertible into 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. Holders of Class E convertible preferred shares may convert their shares into common stock at any time, and are required to convert their shares into common stock on the last trading day of the first 20 consecutive trading days during which the weighted average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share.

    In February 2000, SGI purchased 10,000 shares of our Class F convertible preferred stock from us for $10 million in cash. The rights and preferences of the Class F convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of our Class E convertible preferred stock, except that the holders of Class F convertible preferred stock do not have the right to separately elect directors and there is no cap on the voting power of that class. The Class F convertible preferred stock is initially convertible into a total of 1,937,984 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions.

    In February and March 2000, we sold to Sumitomo and other investors 10,000 shares of our Class G convertible preferred stock for $10 million in cash. Holders of Class G convertible preferred stock have the right to vote, on an as-converted basis, with holders of common stock on all matters submitted to a vote of stockholders. The Class G convertible preferred stock is initially convertible into 1,937,984 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. The shares of Class G convertible preferred stock will mandatorily convert into shares of common stock upon completion of an initial public offering.

    We believe the capital resources obtained from the foregoing transactions, together with our cash on hand will be sufficient to fund our business plan for at least the next 12 months.

Impact of Year 2000

    In prior years, we developed and implemented plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those implementation efforts, we experienced no significant disruptions in critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. Expenses resulting from our Year 2000 efforts were not material. We are not aware of any material problems resulting from Year 2000 issues, either with our services, our internal systems, or the products and services of third parties. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rates

    During the year ended December 31, 1999, our revenue originating outside the U.S. was 35.7% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

    Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Interest Rates

    We invest cash in a variety of financial instruments, including bank time deposits and fixed rate obligations of governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term deposits of the local operating bank.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we sell securities that have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading.

    We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our $25 million revolving credit facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the year ended December 31, 1999, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as our 13.25% senior discount notes, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         An index to the financial statements and the required financial statement schedules is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth, as of February 29, 2000, the names, ages and positions of our executive officers and directors. Their respective backgrounds are described below.

       Name                    Age             Position
       ----                    ---             --------
       Edward J. Driscoll...    39   Chairman of the Board and Chief Executive
                                      Officer
       Gary L. Hokkanen.....    53   President
       Terri F. Zimmerman...    36   Chief Financial Officer
       Allen L. Witters.....    40   Chief Technology Officer
       Denice Y. Gibson.....    44   Senior Vice President of Global Operations
       Lisa A. Gray.........    44   Corporate General Counsel
       William E. Sullivan..    51   Senior Vice President of Global Marketing
       Patrick J. Dirk......    60   Director
       Robert L. Hoffman....    71   Director
       William M. Kelly.....    46   Director


    Edward J. Driscoll is one of our founders and a principal shareholder. He has served as our Chairman of the Board and Chief Executive Officer since inception and was President from our inception until May 1999. Previously, Mr. Driscoll was the principal shareholder, Chief Executive Officer, and a director of Cybernet Systems, Inc. Mr. Driscoll founded Cybernet in 1991 to provide network integration services to the pre-press industry. Prior to founding Cybernet, he held various marketing and management positions, most recently as general manager of Roland Marketing, Inc. He holds a Bachelor of Arts degree in economics from St. John's University, Minnesota and a Master of Business Administration degree from the University of St. Thomas. Mr. Driscoll currently serves on the Board of Directors of the Science Museum of Minnesota and on the Advisory Board for the Center for Graphic Communications Management and Technology of New York University.

    Gary L. Hokkanen has served as our President since May 1999. From 1983 until joining our company, he served in executive positions in printing, communications, data and electronics businesses. From 1997 until he joined WAM!NET, Mr. Hokkanen was Chief Executive Officer of The Miner Group, a diversified printing/print technology company. From 1994 to 1997, he served as President and CEO of World Satellite Network, Inc., a satellite communications company. Prior to that, he was President and CEO of Apollo Communications, Inc., a regional data communications company. For more than 5 years before joining our company he served as President of Cynergi Group, a firm providing senior management consulting services. Mr. Hokkanen currently serves on the Board of Directors of the Miner Group International Super Solutions Corporation, and Grafix, Inc.

    Terri F. Zimmerman has served as our Chief Financial Officer since August 1999. From June 1994 to July 1999 she served in various financial management capacities for Great Plains Software Inc. including the positions of Vice President of Finance and Operations, Director of Finance, and Chief Financial Officer. She was previously employed by Deloitte & Touche LLP in Minneapolis as a Senior Manager. Ms. Zimmerman holds a B.A. from the University of North Dakota. Ms. Zimmerman is a certified public accountant.

    Allen L. Witters is one of our founders and a principal shareholder. He has served as our Chief

Technology Officer since inception. He is principally responsible for designing and implementing our service architecture. Mr. Witters has been engaged in technical consulting to the computer industry since 1975, including serving as a technical consultant from 1992 to 1996 for Cybernet, and has broad experience in the invention, design, engineering and implementation of software, networks, and network management systems. From 1987 to 1992, Mr. Witters was the Chief Executive Officer and a principal shareholder of Datamap, Inc., a company that was engaged in the development and sale of GIS (geographic information systems) software.

    Denice Y. Gibson has served as our Senior Vice President of Global Operations since July 1999. From October 1997 until joining our company in July 1999, Ms. Gibson served as Senior Vice President and General Manager of the Strategic Software Organization of SGI. From May 1995 until October 1997 she served as Senior Vice President and General Manager of Novell, Inc., a leading provider of network software enabled by directory services. Prior to Novell, Ms. Gibson held senior management positions with Tandem Telecommunications, Candle Corporation and Amdahl Corporation. She holds multiple degrees in psychology and engineering, including a doctorate in engineering management. Ms. Gibson has over 25 years experience in the computer industry.

    Lisa A. Gray has served as our Corporate General Counsel since December 1998. For more than 5 years prior to joining our company, Ms. Gray was a partner at the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd.

    William E. Sullivan became our Senior Vice President of Global Marketing in March 2000. From February 1998 until joining our company, he served as President and Chief Executive Officer of PR 21, a marketing/PR firm and a subsidiary of Daniel J. Edelman, Inc. Prior to this he was Chief Marketing Officer for Imation, a $2.3 billion data storage and imaging company that was spun-off from 3M. Dating back to 1979 Mr. Sullivan has had various marketing positions with 3M and his own consulting firm.

    Patrick J. Dirk has served as a director since February 2000. Mr. Dirk has been the Chairman of the Board, President and Chief Executive Officer of Troy Group, Inc. since he co-founded the company in May 1982. From March 1984 to present, Mr. Dirk has served as a Director of Eltrax Systems, Inc., a provider of managed network services, which he co-founded in March 1984, and served as its Chairman of the Board from February 1995 until August 1995. From 1973 until 1982, Mr. Dirk was employed in various capacities by Kroy, Inc., a corporation involved in manufacturing automated lettering machines and related products, serving most recently as President and as a member of its Board of Directors. Mr. Dirk also serves as a member of the board of directors and advisory boards of several private companies.

    Robert L. Hoffman has served as a director since October 1995. Mr. Hoffman is a founder and recently retired shareholder of the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., where he practiced law from 1958 to 1999, and was its Chairman and President. He has been extensively involved in land use and development for the past 35 years as both an attorney and in various elected and appointed offices, including 14 years as a member of the Bloomington City Council, seven years as a member of the Metropolitan Council, a land use law instructor at Hamline University School of Law, a member of the Urban Land Institute Development Policies and Regulations Council and a member of the Land Use Advisory Group for the Public Technologies Institute of Washington, D.C.

    William M. Kelly has served as a director since March 1999, originally as the designee of SGI, the holder of our Class B convertible preferred stock. He is a partner in the global technology group of the law firm of Davis Polk & Wardwell, and is based in Menlo Park, California. From 1994 through December 1999, Mr. Kelly held several executive positions at SGI, including at various times General

Counsel, Vice President of Business Development, acting Chief Financial Officer and head of the Silicon Interactive software business unit. His most recent position at SGI was as Senior Vice President of Corporate Operations. Mr. Kelly received his Bachelor of Arts and law degrees from Columbia University. He is also a director of MIPS Technologies, Inc.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes all compensation paid to our Chief Executive Officer and to each of our four other most highly compensated executive officers for each of the years ended December 31, 1999, 1998 and 1997.

                           Summary Compensation Table

                                                                                         Long-Term
                                                 Annual Compensation                Compensation Awards
                                       -----------------------------------------    -------------------
                                                                                         Securities
                                                                                         Underlying
    Name and Principal Position           Year         Salary            Bonus           Options(#)
---------------------------------      ----------    ------------      ---------    -------------------
Edward J. Driscoll...............         1999       $ 195,000         $  87,126             500,000
  Chairman of the Board and Chief         1998         195,000                --             750,000
     Executive Officer                    1997         150,000            75,000                  --

Gary L. Hokkanen.................         1999       $ 183,333(1)      $ 122,870           2,250,000
  President                               1998              --                --                  --
                                          1997              --                --                  --

Terri F. Zimmerman...............         1999       $  75,769(2)      $  29,622           1,600,000
  Chief Financial Officer                 1998              --                --                  --
                                          1997              --                --                  --

Allen L. Witters.................         1999       $ 195,000         $  76,236             500,000
  Chief Technology Officer                1998         195,000                --             750,000
                                          1997         150,000            75,000                  --

Denice Y. Gibson.................         1999       $  97,820(3)      $  38,242           1,200,000
  Senior Vice President of Global         1998              --                --                  --
     Operations                           1997              --                --                  --

------------

(1) Mr. Hokkanen's employment began in April 1999.

(2) Ms. Zimmerman's employment began in August 1999.

(3) Ms. Gibson's employment began in July 1999.

    The following table sets forth information with respect to stock options granted to the Chief Executive Officer and to each of our four other most highly compensated executive officers during the fiscal year ended December 31, 1999. For the fiscal year ended December 31, 1999, we did not grant any stock appreciation rights to these executives nor did we grant them any stock options at an option price below market value on the date of the grant, as determined by our Board of Directors.

                     Stock Option Grants in Last Fiscal Year

                                                Individual Grants
                          -------------------------------------------------------------
                                           % of Total                                       Potential Realizable Value
                            Number of        Options                                          at Assumed Annual Rates
                           Securities      Granted to     Exercise                          of Stock Price Appreciation
                           Underlying       Employees      or Base                              for Option Term(3)
                             Options        in Fiscal       Price                           ---------------------------
        Name                 Granted          Year         ($/Sh)      Expiration Date           5%             10%
-------------------       -----------     ------------  ------------ ------------------     -----------    -----------
Edward J. Driscoll.         500,000(1)          6%         $ 2.00    December 30, 2009      $  628,895     $1,593,742

Gary L. Hokkanen...         750,000(2)          9%           2.00    November 7, 2009          943,342      2,390,614
                          1,500,000(1)         19%           2.00    December 30, 2009       1,886,684      4,781,227

Terri F. Zimmerman          600,000(2)          7%           2.00    November 7, 2009          754,674      1,912,491
                          1,000,000(1)         12%           2.00    December 30, 2009       1,257,789      3,187,485

Allen L. Witters...         500,000(1)          6%           2.00    December 30, 2009         628,895      1,593,742

Denice Y. Gibson...         600,000(2)          7%           2.00    November 7, 2009          754,674      1,912,491
                            600,000(1)          7%           2.00    December 30, 2009         754,674      1,912,491

------------

(1) These options vest monthly, over 48 months.

(2) These options vest annually, over 3 years.

(3) The potential realizable dollar value of an option grant is the product of
    (a) the difference between (1) the product of the per-share market price at the time of the grant (which we determined was $2.00 on November 2, 1999, which was the price per share attributable to the common stock in the immediately preceding arm's length transaction with an independent third party) and the sum of 1 plus the adjusted stock price appreciation rate and
    (2) the per-share exercise price of the option, and (b) the number of securities underlying the grant at fiscal year-end.

    The following table sets forth information with respect to the value of unexercised stock options held by the Chief Executive Officer and each of the four other most highly compensated executive officers as of December 31, 1999. None of the persons listed in the table below exercised any stock options during 1999.

                          Fiscal Year-End Option Values

                           Number of Securities           Value of Unexercised
                          Underlying Unexercised          In-the-Money Options
                        Options at Fiscal Year-End        at Fiscal Year-End(1)
                        ---------------------------   --------------------------
        Name            Exercisable   Unexercisable   Exercisable  Unexercisable
-------------------     -----------   -------------   -----------  -------------
Edward J. Driscoll...   2,750,000         500,000      $2,080,000       $ --
Gary L. Hokkanen.....     250,000       2,000,000              --         --
Allen L. Witters.....   2,750,000         500,000       2,080,000         --
Terri F. Zimmerman...     200,000       1,400,000              --         --
Denice Y. Gibson.....     200,000       1,000,000              --         --
------------

(1) Amount based on the fair market value of our common stock on December 31, 1999, as determined by our Board of Directors, less the exercise price payable under the options.

Directors' Compensation

    We do not pay annual compensation to our directors. Each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. In January 1996, we granted Mr. Hoffman 75,000 stock options at an exercise price of $0.96 per share, which options expire November 30, 2005, all of which were vested and exercisable as of December 31, 1999. In December 1999, we granted Mr. Hoffman an additional 75,000 stock options at an exercise price of $2.00 per share, which options expire December 31, 2009, all of which were vested and exercisable as of December 31, 1999. In December 1999, we granted Mr. Kelly 75,000 stock options at an exercise price of $2.00 per share vesting monthly over 12 months and expiring December 31, 2009.

Board Committees

    Our board of directors has a compensation committee and an audit committee.

    The members of the compensation committee are Messrs. Kelly and Hoffman. The compensation committee is responsible for determining the salaries and incentive compensation of our management and key employees and administering our stock option plan.

    The members of the audit committee are Messrs. Kelly, Hoffman and Dirk. The responsibilities of the audit committee include:

    o recommending to our board of directors an independent audit firm to audit our financial statements and to perform services related to the audit;

    o reviewing the scope and results of our audits with our independent auditors;

    o   considering the adequacy of our internal accounting control procedures;
        and

    o   considering auditors' independence.

Compensation Committee Interlocks and Insider Participation

    No member of our compensation committee is or has ever been an officer or employee of ours or an officer or employee of any of our subsidiaries. During 1998, none of our executive officers served on the compensation committee or as a director of another entity whose executive officers served on our compensation committee or Board of Directors. From inception, certain legal services have been provided to us by Larkin, Hoffman, Daly & Lindgren, Ltd. Robert L. Hoffman, a member of the compensation committee, was a shareholder of Larkin, Hoffman, Daly & Lindgren, Ltd. until 1999. See "Certain Transactions -- Other Agreements."

Employment Agreements

    We have entered into employment agreements with Edward J. Driscoll, Gary L. Hokkanen, Terri F. Zimmerman, Allen L. Witters, Denice Y. Gibson and Lisa A. Gray. These agreements are for one-year terms that automatically renew unless the employee's employment is terminated earlier in accordance with the terms summarized below. The salary to be received by each executive is the base salary in effect as of January 1, 2000, which is to be reviewed periodically at intervals of not more than twelve (12) months in accordance with our salary review policies. Each executive is eligible to participate in an executive bonus plan as approved by the Board of Directors on an annual basis and eligible to participate in all benefit programs we offer.

    Each of the employment agreements may be terminated by us for cause or by the respective executive without further obligation on the part of either party.

    If any of the executives were terminated without cause, then the executive would be entitled to:

    o base salary through his or her next contract renewal date and any bonus to which he or she would have been entitled had he or she remained in our employ through his or her next annual renewal date;

    o a severance cash payment equal to two (2) times the executive's then annual base salary;

    o coverage under our health and major medical plans for a period of 18 months after termination; and

    o   acceleration of any of the executive's unvested stock options.

    In the event of a change of control, each executive would have rights similar to those to which they are entitled if they are terminated for cause.

    Each executive is subject to a two-year non-compete agreement after they leave our employ, except under circumstances where we terminate them without cause or following a change of control.

Stock Option Plans

    The Board of Directors adopted the 1994 stock option plan in September 1994, and our shareholders approved it in October 1994. The 1994 stock option plan has been subsequently amended, most recently on April 24, 1998, in conjunction with the adoption of the 1998 combined stock option plan, to reflect our name change to WAM!NET Inc., to incorporate prior amendments to the 1994 stock option plan and to limit the number of shares of common stock available for issuance under the amended 1994 stock option plan to 7,000,000. The Board of Directors adopted the 1998 combined stock option plan and the amendments to the 1994 stock option plan on April 24, 1998, and our shareholders approved the plans on May 30, 1998. Each stock option plan is currently administered by the Board of Directors.

    Our plans provide for the grant of stock options which qualify as "incentive stock options" under Section 422 of the Federal Tax Code, as well as the grant of stock options which are "nonqualified options." Under each plan, the Board of Directors or, if the Board of Directors appoints one, a stock option committee, has complete discretion to select the grantees and to establish the terms and conditions of each option, subject in all cases to the applicable provisions of the plan and the Federal Tax Code. Options granted under a plan are not transferable and are subject to various other conditions and restrictions. Participation in the amended 1994 stock option plan is limited to (i) our officers and regular full-time executive, administrative, professional, production and technical employees who are salaried employees and (ii) consultants and non-employee directors. Participation in the combined 1998 stock option plan is limited to our employees and to non-employee directors and non-employee consultants. The 1998 combined stock option plan permits the grant of options to eligible employees who are foreign nationals on such terms and conditions different from those specified in the 1998 stock option plan as may, in the judgment of the Board or the stock option committee, be necessary or desirable to foster and promote achievement of the purposes of the 1998 stock option plan, and, in furtherance of such purposes, the Board or such committee may make such addenda, modifications, amendments, procedures and subplans as may be necessary or advisable to comply with provisions of applicable laws in other countries in which we operate or have employees. An addendum to the 1998 combined stock option plan extends the benefits of stock options granted under the 1998 combined stock option plan to our employees or those of our subsidiaries who are residents of the United Kingdom.

    A total of 7,000,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the amended 1994 stock option plan and a total of 25,000,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1998 combined stock option plan, subject to adjustment for stock splits or recapitalizations. Shares subject to cancelled, unexercised, lapsed or terminated options are available for subsequently granted options under a plan. Upon exercise of an option, payment of the exercise price in cash is required, or, at the Board of Directors' discretion, by the delivery of shares of common stock already owned by the optionee or a promissory note for all or a portion of the exercise price of the shares so purchased or a combination of the foregoing. There is no express limitation on the duration of a plan; however, incentive stock options may not be granted after the date that is ten years from the date of shareholder approval of a plan. The Board of Directors may terminate either plan and, subject to certain limitations, may amend either plan at any time without shareholder approval. As of December 31, 1999, there were 6,797,022 options issued and outstanding under the amended 1994 stock option plan at exercise prices ranging from $0.45 to $8.00 per share. As of December 31, 1999, there were 8,183,617 options issued and outstanding under the 1998 combined stock option plan, at exercise prices ranging from $2.00 to $8.00 per share.

    In addition to options granted under the plans, we have also granted certain officers and consultants options to purchase a total of 5,465,000 shares of common stock at exercise prices ranging from $0.45 to $3.90 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of March 1, 2000, with respect to the beneficial ownership of our common stock by:

    o each person known by us to own beneficially more than five percent of the outstanding shares of our common stock,

    o our directors and our executive officers named in the Summary Compensation Table under "Management -- Executive Compensation," and

    o   all directors and executive officers as a group.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Shares of common stock subject to options, warrants and convertible securities that are exercisable or convertible within 60 days of March 1, 2000, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, warrants or convertible securities, but such shares are not deemed outstanding for computing the percentage ownership of any other person. Certain of the outstanding shares of our capital stock are subject to a voting agreement. Unless otherwise indicated, the address for each stockholder is c/o WAM!NET Inc., 655 Lone Oak Drive, Eagan, Minnesota 55121.

                                                 Shares            Percentage
  Beneficial Owner(1)                      Beneficially Owned   Beneficial Owned
  -------------------                      ------------------   ----------------
  Edward J. Driscoll(2)...................      4,791,666             39.0%
  Gary L. Hokkanen(3).....................        604,165              6.0
  Terri F. Zimmerman(4)...................        262,500              2.7
  Allen L. Witters(2).....................      4,791,666             39.0
  Denice Y. Gibson(5).....................        250,000              2.6
  Robert L. Hoffman(6)....................        150,000              1.6
  William M. Kelly(7).....................         25,000                *
  Patrick J. Dirk(8)......................        124,957              1.3
  MCI WorldCom, Inc.(9)...................     32,355,272             77.3
  Winstar(10).............................     16,472,868             63.4
  SGI(11).................................      8,861,128             48.3
  Cerberus(12)............................      2,906,977             23.4
  Sumitomo(13)............................        968,992              9.3
  James L. Ecker(14)......................        922,520              9.3
  James R. Clancy(15).....................        875,000              8.4
  George H. Frisch(16)....................        700,000              7.0
  John R. Kauffman(17)....................        575,000              5.7
  David A. Townsend(18)...................      1,317,300             13.9
  All directors and executive
    officers as a group
   (10 persons)(2)(3)(4)(5)(6)(7)(8)......     11,557,245             68.3
----------

* Represents beneficial ownership of less than one percent of outstanding shares of our common stock.

(1) Except as indicated by footnote, we understand the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Includes 2,770,833 shares issuable upon exercise of vested stock options and 20,833 shares issuable upon exercise of stock options which will vest within 60 days.

(3) Includes 302,082 shares issuable upon exercise of vested stock options and 302,083 shares issuable upon exercise of stock options which will vest within 60 days.

(4) Includes 231,250 shares issuable upon exercise of vested stock options and 31,250 shares issuable upon exercise of stock options which will vest within 60 days.

(5) Includes 225,000 shares issuable upon exercise of vested stock options and 25,000 shares issuable upon exercise of stock options which will vest within 60 days.

(6) Issuable upon exercise of vested stock options. Address: Larkin, Hoffman, Daly & Lindgren, Ltd., 1500 Northwest Financial Center, 7900 Xerxes Avenue South, Bloomington, MN 55431.

(7) Includes 12,500 shares issuable upon exercise of vested stock options and 12,500 shares issuable upon options which will vest within 60 days.
      Address: Davis Polk and Wardwell, 1600 El Camino Road, Menlo Park, CA
      94025

(8) Includes 4,167 shares issuable upon exercise of stock options which will vest within 60 days. Address: TROY Group, Inc., 2331 South Pullman Street, Santa Anna, CA 72705

(9) Includes 24,688,709 shares issuable upon exercise of warrants that are currently exerciseable, 5 million shares issuable upon conversion of a convertible subordinated note in the aggregate principal amount of $5.0 million and 2,196,317 shares of Class D convertible preferred stock which are currently convertible into 2,666,563 shares of common stock and are mandatorily convertible into shares upon completion of an underwritten public offering at an offering price of $12.52 per share. Excludes (i) 19,049,766 shares issuable upon exercise of warrants that will terminate unexercised upon repayment of our $25 million revolving credit facility with a portion of the net proceeds from this offering and (ii) shares issuable upon conversion of accrued interest on a convertible note at fair market value on the date of conversion. See "Use of Proceeds." MCI WorldCom also owns 115,206 shares of Class A preferred stock.

(10) Includes 85,000 shares of Class E convertible preferred stock which are currently convertible into 16,472,868 shares of common stock and are mandatorily convertible into common stock, at the then effective conversion rate, at any time after the completion of an underwritten public offering, on the last trading day of the first consecutive 20 trading days during which the average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share. Address:
      685 Third Ave., New York, NY 10017

(11) Includes 5,710,425 shares of Class B convertible preferred stock which are currently convertible into 6,923,144 shares of common stock and are mandatorily convertible into shares of common stock upon completion of an underwritten public offering at an offering price of $12.13 per share, and 10,000 shares of Class F convertible preferred stock which are currently convertible into 1,937,984 shares of common stock and are mandatorily convertible into shares of common stock, at the then effective conversion rate, at any time after the completion of an underwritten public offering, on the last trading day of the first consecutive 20 trading days during which the average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share. Excludes 878,527 shares of Class C convertible preferred stock which are mandatorily convertible into 1,066,625 shares of common stock upon completion of an underwritten public offering at offering price of $12.52 per share. The Class C convertible preferred stock becomes convertible at the option of the holders, beginning September 2000. Address: 2011 N. Shoreline Blvd., Mountain View, CA 94043-1389.

(12) Includes 15,000 shares of Class E convertible preferred stock which are currently convertible into 2,906,977 shares of common stock and are mandatorily convertible into shares of common stock, at the then effective conversion rate, at any time after the completion of an underwritten public offering, on the last trading day of the first consecutive 20 trading days during which the average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share. Address:
      450 Park Ave., New York, NY 10022

(13) Includes 5,000 shares of Class G convertible preferred stock which are currently convertible into 968,992 shares of common stock and are mandatorily convertible into common stock upon completion of an underwritten public offering. Address: 1-2-2 Hitotsubashi, Chiyoda-Ku, Tokyo, 100 Japan

(14) Includes 416,665 shares issuable upon exercise of warrants that are currently exercisable and 50,000 shares owned by the Ecker Family Limited Partnership, of which Mr. Ecker is a partner. Address: 5061 Interlachen Bluff, Edina, MN 55436.

(15) Includes 812,500 shares issuable upon exercise of vested stock options and 62,500 shares issuable upon exercise of stock option which will vest within 60 days.

(16) Includes 450,000 shares issuable upon exercise of currently exercisable options and warrants. Address: 5030 Woodlawn Blvd., Minneapolis, MN 55417.

(17)  Includes 575,000 shares issuable upon exercise of vested stock options.
      Address: 303 South Kootenia Creek Road, Stevensville, MT 59870.

(18)  Address: 2 Poole Road, Bournemouth, Dorset, BH 25 QY England.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1996 MCI WorldCom Convertible Note

    In September 1996, we issued the $5.0 million 1996 MCI WorldCom convertible note to MCI WorldCom. As of December 31, 1999, $6.1 million was outstanding under the note, which included $1.1 million of accrued but unpaid interest. Interest on the 1996 MCI WorldCom convertible note accrues at an annual rate of 10%, payable semi-annually. The principal amount of the convertible note is convertible into 5 million shares of our common stock. The shares of common stock issuable upon conversion of the 1996 MCI WorldCom convertible note are subject to registration rights. We have entered into a subordination agreement with MCI WorldCom that covers the 1996 MCI WorldCom convertible note. See "-- 1998 MCI WorldCom Agreement" below.

1996 MCI WorldCom Preferred Stock, Subordinated Note and Warrant Purchase Agreement

    1999 Class A Preferred Stock. In November 1996, we entered into a preferred stock, subordinated note and warrant purchase agreement with MCI WorldCom. Pursuant to this agreement, we issued 100,000 shares of our Class A preferred stock to MCI WorldCom for an aggregate purchase price of $1.0 million. MCI WorldCom has exchanged its shares of Class A preferred stock for 115,206 shares of a new series of Class A preferred stock. Holders of shares of the new series of Class A preferred stock are entitled to one vote for each share held of record, voting together with the holders of common stock as a single class, on all matters submitted to a vote of shareholders.

    1996 MCI WorldCom Subordinated Note. Pursuant to the preferred stock, subordinated note and warrant purchase agreement, we also issued to MCI WorldCom a $28.5 million subordinated note due December 31, 2003, of which $23.0 million aggregate principal amount was outstanding as of December 31, 1999. Interest on the outstanding principal amount of the MCI WorldCom subordinated note accrues at an annual rate of 7%, and is payable semi-annually.

    1996 MCI WorldCom Warrants. Pursuant to the preferred stock, subordinated note and warrant purchase agreement, we also issued to MCI WorldCom warrants to purchase, on or before December 31, 2000, up to 20,787,500 shares of common stock. These warrants have an exercise price of $1.16 per share, increasing at a rate of $0.016 per quarter, subject to anti-dilution provisions. The shares of common stock issuable upon exercise of the warrants are subject to registration rights.

    The new series of Class A preferred stock and the 1996 MCI WorldCom Subordinated Note are also covered by our subordination agreement with MCI WorldCom. See "-- 1988 MCI WorldCom Agreement" below.

MCI WorldCom Guaranteed Revolving Credit Facility

    In September 1997, we entered into a revolving credit facility with The First National Bank of Chicago as lender and agent. The maximum amount that can be borrowed under the revolving credit facility is $25.0 million. MCI WorldCom has guaranteed the payment of all amounts owed under the revolving credit facility. At December 31, 1999, we had borrowed the full $25.0 million available under the revolving credit facility. In consideration of MCI WorldCom's guaranty, we granted to MCI WorldCom 8,396,170 Class A warrants and 14,204,835 Class B warrants to purchase shares of common stock at an initial exercise price of $3.90 per share, subject to anti-dilution provisions. The Class A warrants may be exercised until December 31, 2000. The Class B warrants are exercisable only if the revolving credit facility is not repaid in September 2000. We intend to repay this facility prior to maturity.

1998 MCI WorldCom Agreement

    In February 1998, in connection with the issuance of our 13.25% senior discount notes due 2005, MCI WorldCom agreed to defer, until September 5, 2005, all cash payments of principal, premium and interest on, or dividend, distribution, redemption and other payments in respect of the 1996 MCI WorldCom convertible note, the Class A preferred stock owned by MCI WorldCom and the 1996 MCI WorldCom subordinated note. The agreement provides that the payment of the principal of and interest on the 1996 MCI WorldCom convertible note and the 1996 MCI WorldCom subordinated note may be accelerated only in the event of the acceleration of the payment of the principal amount of the 13.25% senior discount notes following an event of default with respect to those notes. The agreement grants MCI WorldCom the right to convert into shares of common stock, at the fair market value on the date of such conversion, (a) accrued but unpaid interest on the 1996 MCI WorldCom convertible note, and (b) accrued but unpaid interest on the 1996 MCI WorldCom subordinated note from December 31, 2003 through the date such amount is converted into common stock.

1999 MCI WorldCom Convertible Note

    In January 1999, we issued a convertible note to MCI WorldCom in the principal amount of up to $25 million, due August 28, 2005. On January 13 and March 4, 1999, respectively, we borrowed $10 million and $15 million on the terms provided for in the note. The note automatically converted into 2,196,317 shares of our Class D convertible preferred stock immediately prior to the closing of SGI's March 1999 equity investment described below. The Class D convertible preferred stock (including accumulated but undeclared in-kind dividends) is currently convertible into 2,666,563 shares of our common stock at the conversion price of $10.04 per share, subject to anti-dilution provisions, and is mandatorily convertible in the event of an underwritten public offering of our common stock at a price of at least $12.52 per share. In connection with the issuance of the 1999 MCI WorldCom convertible note, we also issued warrants to MCI WorldCom to purchase 350,000 shares of our common stock at an exercise price of $0.01 per share. MCI WorldCom is entitled to registration rights with respect to the common stock underlying the Class D convertible preferred stock and the 1999 MCI WorldCom warrants.

Other Agreements with MCI WorldCom

    MCI WorldCom has guaranteed the performance of our obligations under an Amended and Restated Service Provision Agreement, dated February 12, 1999 between us and Time Inc.

    We have entered into service arrangements with MCI WorldCom, including an Application for Data Services pursuant to which MCI WorldCom provides us with interexchange telecommunications service, frame relay service and ATM service, and co-location agreements pursuant to which we lease space for our distribution hubs. We believe that these arrangements are on terms that are similar to those that could be obtained from an independent third-party on an arm's-length basis. Pursuant to our arrangements with MCI WorldCom, we have guaranteed monthly usage levels of data communications with MCI WorldCom totaling in aggregate approximately $2.9 million and $1.7 million for the years ending December 31, 2000 and 2001, respectively. If these agreements are terminated prior to their expiration date, we will be liable to MCI WorldCom for termination contingencies equal to the difference between the guaranteed monthly usage level and the amount actually used each year. Our data communications expense under telecommunication contracts with MCI WorldCom was approximately $16.7 million, $11.8 million and $5.5 million for the years ended December 31, 1999, 1998 and 1997. In addition, in connection with the issuance of the 1999 MCI WorldCom convertible note, we have agreed to make available to MCI WorldCom certain technology developed by us for integration with MCI WorldCom's infrastructure and product and service suites on terms mutually acceptable to us and MCI WorldCom, provided that this technology is provided on terms and conditions that are at least as favorable, when viewed in their entirety, as we provide (or may in the future provide) to any other person or entity not affiliated with MCI WorldCom.

SGI Investments

    In March 1999, we consummated a transaction in which SGI purchased (a) 5,710,425 shares of our Class B convertible preferred stock and (b) 878,527 shares of our Class C convertible preferred stock. The Class B convertible preferred stock is currently convertible while the Class C convertible preferred stock may not be converted until the earlier of September 4, 2000, or the consummation of an underwritten public offering of our common stock. The Class B convertible preferred stock (including accumulated but undeclared in-kind dividends) is currently convertible into 6,923,144 shares of our common stock at the conversion price of $9.77 per share. The Class C convertible preferred stock (including accumulated but undeclared in-kind dividends) is currently convertible into 1,066,625 shares of our common stock at the conversion price of $10.04 per share. The Class B and Class C convertible preferred stock are subject to anti-dilution provisions and are mandatorily convertible in the event of an underwritten public offering of our common stock at a price of at least $12.13 and $12.52 per share, respectively. SGI is entitled to registration rights with respect to the shares of common stock underlying the Class B and Class C convertible preferred stocks.

    The Class B convertible preferred stock has the right, voting separately as a class, to elect one member to our Board of Directors.

    As consideration for the issuance of the Class B and the Class C convertible preferred stock to SGI, we received $75 million, of which $35 million was paid in cash and $40 million was paid by way of transfer to us of SGI's corporate campus facility located in Eagan, Minnesota. See "Properties."

    In connection with SGI's investment, we entered into a preferred provider agreement, pursuant to which we have developed a list of existing SGI customers in the entertainment industry that we believe represent a significant revenue opportunity for us over the next three years. SGI has agreed to jointly develop a marketing, sales and implementation plan to address these accounts, including field resource commitments, compensation to SGI for field activities and professional services, and other matters applicable to the sale of our service to these potential customers. In addition, we intend to explore with SGI a broader strategic relationship that we believe will enable us to obtain the benefit of SGI's presence in the entertainment industry and other selected commercial accounts.

    The preferred provider agreement also allows us to purchase hardware, software and services over a four year period at prices based on SGI's most favored pricing models. Pursuant to our preferred provider agreement, we have made a firm $35 million purchase commitment during the period commencing December 1, 1998 and ending December 31, 2000. We will be obligated to pay SGI an amount equal to 10% of the unpurchased commitment if we do not purchase the entire commitment amount during that period. As of December 31, 1999, we had made purchases of approximately $12.4 million. We believe that the discounted prices, reduced commissions and lower servicing fees for such products and services will result in lower network operations expense in the future.

    In February 2000, SGI purchased additional shares of preferred stock pursuant to a subscription right we granted to SGI in connection with its initial equity investment in our company in March 1999. SGI purchased 10,000 shares of Class F convertible preferred stock for $10 million in cash. The Class F convertible preferred stock accumulates dividends at an annual rate of 7%, added monthly to the accreted liquidation value of the stock, and votes as a class on an "as converted" basis with the common stock. The Class F convertible preferred stock is convertible into a total of 1,937,984 shares of common stock at a conversion rate of $5.16 per share, subject to anti-dilution provisions.

Stockholders' Agreement

    Concurrently with the closing of SGI's initial investment in March 1999, we entered into a stockholders' agreement with SGI and MCI WorldCom pursuant to which SGI and MCI WorldCom each agreed to provide the other party with certain tag-along rights with respect to the transfer of any shares of the Class B, Class C or Class D convertible preferred stock owned by them, or the transfer of any shares of common stock into which such stock may be converted. In addition, the parties have agreed that the terms of future material agreements between us and MCI WorldCom must be approved by a majority of the disinterested directors on our Board of Directors. On March 8, 2000, the stockholders' agreement was amended to provide Winstar and Cerberus Partners, L.P. the same tag-along rights as SGI and MCI WorldCom, and broadened the securities subject to the terms of the agreement to include the Class E, F and G convertible preferred stock owned by the parties.

Winstar Agreement

    In December 1999, we entered into an agreement with Winstar pursuant to which we purchased a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities. Under this agreement, we took title to equipment of varying bandwidth. Winstar has agreed to maintain this equipment, including replacement as necessary, and maintain its connectivity to Winstar's telecommunications network at a specified level of functionality over the agreement's term. We have the right to assign or sell our rights under the agreement. We made an initial $20.0 million payment in January 2000 for our 20- year indefeasible right of use, and are required to make quarterly payments, beginning at $5.0 million and increasing to approximately $24.9 million, over the seven-year period ending December 15, 2006. The indefeasible right of use has been capitalized in property, plant and equipment and we have recorded a related liability at the agreed-upon fair value of $260.3 million, which liability bears an effective interest rate of 8.3%.

    Under related agreements, Winstar has committed to purchase from us $12.5 million of services, which Winstar may sell to third parties. Winstar's commitment was prepaid in December 1999. This prepayment has been recorded as deferred revenue. We have also entered into a sublease agreement with Winstar for approximately 78,000 square feet of computer operation, office and common area space in our Minnesota data centers. In December 1999, Winstar made a one-time advance payment of approximately $12.5 million. We are required to repay this advance payment at $200,000 per month over 10 years, at an imputed interest rate of 15.75%. We have recorded the advance payment as a borrowing. The sublease has an initial term of 10 years, during which Winstar must pay monthly payments in the approximate amount of $81,000 and its prorated share of utilities, taxes and operating expenses. Winstar has the option to extend the sublease for two successive 5 year terms at 50% of then prevailing market rates and its share of those expenses.

    In connection with the foregoing agreements with Winstar, Winstar purchased 50,000 shares of our Class E convertible preferred stock and exercised an option to purchase an additional 35,000 shares of such stock for an aggregate purchase price of $85 million. Of this amount, $35 million was paid in cash and $50 million was paid through the transfer to us of 1,071,429 shares of Winstar's common stock valued at $46.66 per share (as adjusted for a 3-for-2 stock split declared by Winstar in February 2000). The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, added monthly to the accreted liquidation value of the stock. Each of the two largest holders of Class E convertible preferred stock has the right to designate one director, and vote on an as-converted basis, not to exceed 17.5% of total voting power, on all matters submitted to the vote of common stock holders, including the election of directors. The Class E convertible preferred stock is initially convertible into a total of 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions.

Other Agreements

    In February and March 2000, Sumitomo and other investors purchased 10,000 shares of our Class G convertible preferred stock for $10 million in cash. Holders of Class G convertible preferred stock have the right to vote, on an as-converted basis, with holders of common stock on all matters submitted to a vote of stockholders. The Class G convertible preferred stock is convertible into 1,937,984 shares of common stock, at a conversion rate of $5.16 per share, subject to anti-dilution provisions. The Class G convertible preferred stock will mandatorily convert into common stock in the event of an underwritten public offering of our common stock. In March 2000, other investors purchased 16,725 shares of Class E convertible preferred stock from us for $16.7 million in cash.

    Edward J. Driscoll, Jr., father of our Chairman of the Board and Chief Executive Officer, purchased 250,000 shares of common stock at our inception in 1994. As consideration for such shares, Mr. Driscoll paid us $500 and agreed to provide consulting services to us. In January 1998, Mr. Driscoll was granted an option to purchase up to 200,000 shares of common stock at a price of $3.90 per share as partial consideration for his agreement to provide additional consulting services to us. Mr. Driscoll is a shareholder of Larkin, Hoffmann, Daly & Lindgren, Ltd., which provides legal services to us.

    George H. Frisch, who provides legal services to us, purchased 250,000 shares of common stock at our inception in 1994. As consideration for such shares, Mr. Frisch paid us $500 and agreed to provide legal services to us. In November 1995, Mr. Frisch was granted warrants to purchase an additional 150,000 shares of common stock at the price of $0.60 per share as partial consideration for his agreement to provide additional legal services to us. In addition, Mr. Frisch was granted, in July 1997, an option to purchase up to 100,000 shares of common stock at a price of $0.96 per share, and he was granted, in January 1998, an option to purchase up to 200,000 shares of common stock at a price of $3.90 per share, in both cases as partial consideration for his agreement to provide additional legal services to us.

    We loaned $305,000 to Allen L. Witters, our Chief Technology Officer, on September 1, 1998, of which approximately $300,000 remains outstanding. As security for the repayment of principal of and interest on this indebtedness, Mr. Witters granted us a lien on 60,000 shares of our common stock.

In consideration for our purchase from David Townend of 31,680,000 ordinary shares of 4-Sight Limited in connection with the 4-Sight acquisition in February 1998, Mr. Townend received $8.0 million in cash and 1,317,300 shares of common stock. In addition, Mr. Townend is entitled to receive 48.95% of the 750,000 shares of common stock that comprises the deferred consideration for our purchase of 4-Sight. Mr. Townend is Managing Director of our subsidiary, WAM!NET U.K. Limited.

    The delivery of the additional 750,000 shares of common stock is contingent on WAM!NET U.K. Limited achieving certain sales objectives over the three year period ending March 13, 2001. Specifically, former shareholders of 4-Sight will be entitled to receive 625,000 shares of common stock if revenues attributable to customer sites outside the U.S. and Canada and receivable by WAM!NET or any of its subsidiaries exceeds $50 million for the period from March 13, 1998 to March 13, 2001. Former shareholders of 4-Sight will be entitled to receive an additional 125,000 shares of common stock if such revenues exceed $70 million for such period.

    From inception, certain legal services have been provided to us by Larkin, Hoffman, Daly & Lindgren, Ltd. Edward J. Driscoll, Jr., father of our Chairman of the Board and Chief Executive Officer, and Robert L. Hoffman, one of our directors, are shareholder of Larkin, Hoffman, Daly & Lindgren, Ltd. We have been advised that the amounts paid to this firm have not exceeded 5% of its total gross revenues in any of the past three years.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements.  See index immediately following signature page.

(b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the three months ended December 31, 1999:

     Current Report on Form 8-K filed on October 8, 1999, announcing the financing with Chase Capital Partners and the restructuring of our relationship with MCI WorldCom.

(c)  Exhibits

2.1     (1)   Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the
              Company, WAM!NET (UK) Limited and the Selling Shareholders listed therein.

2.2     (1)   Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications Corporation, NetCo Acquiring
              Corporation, FreeMail, Inc. and the shareholders listed therein.

2.3     (4)   June 1, 1999 Amendment to the Agreement and Plan of Reorganization
              dated December 17, 1997 by and among WAM!NET Inc. (formerly NetCo
              Communications Corporation), NetCo Acquiring Corporation,
              FreeMail, Inc. and the shareholders listed therein.

3.1     (1)   Amended and Restated Articles of Incorporation of the Company.

3.2     (1)   By-Laws of the Company.

4.1     (1)   Indenture dated as of March 5, 1998, between the Company, as
              Issuer, and First Trust National Association, as Trustee.

4.2a    (1)   Certificate for the Rule 144A Original Notes ($200,000,000).

4.2b    (1)   Certificate for the Rule 144A Original Notes ($8,030,000).

4.3     (1)   Certificate for the Regulation S Original Notes.

4.4     (1)   Certificate for the Rule 144A Warrants.

4.5     (1)   Certificate for the Regulation S Warrants.

4.6a    (1)   Rule 144A Unit Certificate. (200,000 Units)

4.6b    (1)   Rule 144A Unit Certificate. (8,030 Units)

4.7     (1)   Certificate for the Regulation S Units.

4.8     (1)   Form of Certificate for the Exchange Notes (incorporated herein by reference and included in Exhibit 4.1 to the Company's
              Registration Statement on Form S-4 filed with Securities and
              Exchange Commission on May 28, 1998).

4.9     (1)   Common Stock Certificate.

4.10    (1)   Registration Rights Agreement, dated March 5, 1998, among the
              Company and Merrill Lynch Pierce, Fenner & Smith Incorporated,
              Credit Suisse First Boston Corporation and First Chicago Capital
              Markets, Inc.

4.11    (1)   Common Stock Registration Rights Agreement, dated as of March 5,
              1998, among the Company, WorldCom Inc., Merrill Lynch, Pierce,
              Fenner & Smith Incorporated, Credit Suisse First Boston
              Corporation and First Chicago Capital Markets, Inc.

4.12    (1)   Warrant Agreement, dated as of March 5, 1998, by and between the
              Company and First Trust National Association, as Warrant Agent, to purchase common stock of the Company.

4.13          Intentionally omitted.

4.14    (2)   Warrants to purchase 4,157,500 Shares of Common Stock of the
              Company exercisable on or before December 31, 2000, issued to WorldCom Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and
              Exchange Commission on May 28, 1998).

4.15    (2)   Certificate for 13.25% Subordinated Unsecured Convertible Note due
              August 28, 2005 ($25,000,000 Note) issued to MCI WorldCom, Inc. on
              January 13, 1999.

4.16    (2)   Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B
              Warrants to purchase Common Stock of the Company, issued to WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and
              Exchange Commission on May 28, 1998).

4.17    (2)   Subordinate Unsecured Convertible Note and Warrant Purchase
              Agreement between the Company and MCI WorldCom, Inc. dated January
              13, 1999.

4.18    (2)   Preferred Stock Purchase Agreement by and between the Company and
              Silicon Graphics, Inc. dated as of March 3, 1999.

4.19    (2)   Certificate for 150,000 Warrants to purchase shares of Common
              Stock for the purchase price of $.01 per share issued to MCI
              WorldCom, Inc on January 13, 1999.

4.20    (2)   Certificate of Designation of Rights and Preferences of Class A
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
              Company and MCI WorldCom, Inc. dated as of March 4, 1999.

4.31    *     Certificate of Designation of Rights and Preferences of Class E
              Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on February 16, 1999, as corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 8, 2000.

4.32    *     Certificate of Designation of Rights and Preferences of Class F
              Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on February 11, 1999, as corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 9, 2000.

4.33    *     Certificate of Designation of Rights and Preferences of Class G
              Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 6, 2000.

4.34    *     Securities Purchase Agreement dated as of December 31, 1999, by and between the Company and Winstar Communications, Inc.

4.35    *     Securities Purchase Agreement dated as of March 14, 2000, by and between the Company and Cerberus Partners, L.P.

4.36    *     Securities Purchase Agreement dated as of February 3, 2000, by and between the Company and Silicon Graphics, Inc.

4.37    *     Preferred Stock Purchase Agreement, dated as of February 18, 2000, by and between the Company and the buyers listed on Schedule 1.1 thereto.

4.38     *    Form of Certificate for Shares of Class E Convertible Preferred
              Stock of the Company.

4.39    *     Form of Certificate for Shares of Class F Convertible Preferred
              Stock of the Company.

4.40    *     Form of Certificate for Shares of Class G Convertible Preferred
              Stock of the Company.

4.41    *     Certificate for 200,000 Warrants to purchase shares of Common
              Stock for the purchase price of $.01 per share issued to MCI
              WorldCom, Inc. in connection with the 13.25% subordinated unsecured convertible note, dated January 13, 1999.

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
              WorldCom Inc. and Time Inc.

10.13         Intentionally omitted.

10.14         Intentionally omitted.

10.15         Intentionally omitted.

10.16         Intentionally omitted.

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

10.25         Intentionally omitted.

10.26         Intentionally omitted.

10.27   (4)   Loan and Security Agreement dated July 16, 1999, by and between
              Foothill Capital Corporation and the Company.

10.28   (5)   Purchase and Sale Agreement and Escrow Instructions dated
              September 30, 1999, between the Company and CCPRE-Eagan, LLC.

10.29   (5)   Amendment Number One to Purchase and Sale Agreement and escrow
              Instructions dated September 30, 1999, between the Company and
              CCPRE-Eagan, LLC.

10.30   (5)   Net Lease dated September 30, 1999 between the Company and
              CCPRE-Eagan, LLC.

10.31   *     Master Agreement, dated as of December 31, 1999, by and between the Company and Winstar Communications, Inc.

23.1    *     Consent of Ernst & Young LLP

27.1    *     Financial Data Schedule.

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 1999.

(3) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 1999.

(4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 4, 1999.

(5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 1999.

*      Filed herein.

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Factors which could cause or contribute to such differences include, but are not limited to: (1) the ability of the Company to consummate acquisitions, integrate such acquisitions into existing operations, manage expansion, secure our customers and increase utilization of its network and infrastructure, achieve operating efficiencies and control costs in its operations; (2) the Company's success in retaining key employees, including its Chief Executive Officer and Chief Financial Officer and the senior management teams of its primary operating units; (3) pressures from competitors with greater resources than those of the Company, as well as competitive pressures arising from changes in technology and customer requirements; (4) the availability of raw intellectual property information from alternative sources for little or no cost; (5) disruptions to operations resulting from Year 2000 issues that might originate with third parties; and (6) the concentration of ownership among the certain stockholders such as MCI WorldCom, SGI and Winstar Communications, Inc. who have the ability to control the Company, including the election of directors and the direction of the affairs and operations of the business and (7) the ability to secure financing to fund operations. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2000.

                                             WAM!NET INC.

                                             By: /s/ Terri F. Zimmerman
                                                ---------------------------
                                             Name:  Terri F. Zimmerman
                                             Title: Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                         Title                        Date

 /s/ Edward J. Driscoll III       Chairman of the Board        March 15, 2000
-----------------------------     and Chief Executive
   Edward J. Driscoll III         Officer


 /s/ Robert L. Hoffman            Director                     March 15, 2000
-----------------------------
     Robert L. Hoffman


 /s/  William M. Kelly            Director                     March 15, 2000
-----------------------------
      William M. Kelly


 /s/  Patrick J. Dirk             Director                     March 15, 2000
-----------------------------
      Patrick J. Dirk

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                      FINANCIAL SCHEDULE OF WAM!NET INC.

1. Financial Statements
        Report of Independent Auditors.....................   F-2
        Consolidated Balance Sheets........................   F-3
        Consolidated Statements of Operations..............   F-4
        Consolidated Statements of Shareholders' Deficit...   F-5
        Consolidated Statements of Cash Flows..............   F-6
        Notes to Consolidated Financial Statements.........   F-7

2. Financial Statement Schedule
        Schedule II -- Valuation and Qualifying Accounts...   F-24

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
WAM!NET Inc.

  We have audited the accompanying consolidated balance sheets of WAM!NET Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WAM!NET Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                             Ernst & Young LLP

Minneapolis, Minnesota
March 2, 2000

                                 WAM!NET Inc.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                               December 31,
                                                                        ---------------------------
                                                                            1998           1999
                                                                        -------------  ------------
Assets
Current assets:
  Cash and cash equivalents............................................    $   6,272     $  27,180
  Accounts receivable, net of allowance of $430 and $1,570 at
   December 31, 1998 and 1999..........................................        3,466         3,982
  Inventory............................................................        1,534         1,254
  Prepaid expenses and other current assets............................        3,187         4,018
                                                                           ---------     ---------
Total current assets...................................................       14,459        36,434
Property, plant and equipment, net.....................................       62,467       358,336
Goodwill, net..........................................................       27,734        21,421
Deferred financing charges, net........................................       20,183        18,300
Other assets...........................................................          616           764
                                                                           ---------     ---------
Total assets...........................................................    $ 125,459     $ 435,255
                                                                           =========     =========
Liabilities and shareholders' deficit
Current liabilities:
  Accounts payable.....................................................    $  17,098     $  13,739
  Accrued salaries and wages...........................................        4,801         2,839
  Accrued expenses.....................................................        3,036         6,450
  Deferred revenue.....................................................           --         2,500
  Current portion of long-term debt....................................        5,324        55,950
                                                                           ---------     ---------
Total current liabilities..............................................       30,259        81,478
Deferred revenue.......................................................           --        10,000
Long-term debt, less current portion...................................      203,914       490,450
Class A Redeemable Preferred Stock.....................................        1,140         1,212
Shareholders' deficit:
  Class B Convertible Preferred Stock..................................           --            57
  Class C Convertible Preferred Stock..................................           --             9
  Class D Convertible Preferred Stock..................................           --            22
  Common Stock.........................................................           93            95
  Additional paid-in capital...........................................       54,302       156,680
  Accumulated deficit..................................................     (164,387)     (303,614)
  Accumulated other comprehensive income   (loss)......................          138        (1,134)
                                                                           ---------     ---------
          Total shareholders' deficit..................................     (109,854)     (147,885)
                                                                           ---------     ---------
          Total liabilities and shareholders' deficit..................    $ 125,459     $ 435,255
                                                                           =========     =========

                            See accompanying notes.

                                 WAM!NET Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                       Year Ended December 31,
                                                              ----------------------------------------
                                                                  1997           1998          1999
                                                              ------------   ----------    -----------
Revenues:
  Net service revenue........................................   $    1,555    $    6,799    $   17,319
  Software and hardware sales................................           --        10,791         7,476
                                                                ----------    ----------    ----------
Total revenues...............................................        1,555        17,590        24,795
Operating expenses:
  Network communication fees.................................        7,364        18,259        26,318
  Cost of software and hardware..............................           --         3,537         2,905
  Network operations and development.........................        7,478        35,095        22,928
  Selling, general and administrative........................       13,527        45,422        43,392
  Depreciation and amortization..............................        2,668        17,668        34,875
                                                                ----------    ----------    ----------
                                                                    31,037       119,981       130,418
                                                                ----------    ----------    ----------
Loss from operations.........................................      (29,482)     (102,391)     (105,623)
Other income (expense):
  Interest income............................................          202         1,748           814
  Interest (expense).........................................       (4,356)      (22,626)      (35,693)
  Other income...............................................           --            39         1,275
                                                                ----------    ----------    ----------
  Net loss before income tax benefit.........................      (33,636)     (123,230)     (139,227)
  Income tax benefit.........................................           --         1,352            --
                                                                ----------    ----------    ----------
Net loss.....................................................      (33,636)     (121,878)     (139,227)
  Less preferred dividends...................................          (70)          (70)       (5,890)
                                                                ----------    ----------    ----------
Net loss applicable to common stock..........................   $  (33,706)   $ (121,948)   $ (145,117)
                                                                ==========    ==========    ==========
Net loss applicable per common share -- basic and
  diluted....................................................   $    (5.19)   $   (13.87)   $   (15.58)
                                                                ==========    ==========    ==========
Weighted average number of common shares
  outstanding -- basic and diluted...........................    6,496,345     8,793,961     9,315,900
                                                                ==========    ==========    ==========

                            See accompanying notes.

                                 WAM!NET Inc.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                   (In thousands, except per share amounts)

                                                                  Convertible                              Accumulated
                                                 Common Stock   Preferred Stock  Additional                   Other
                                               ---------------  ---------------
                                                                                   Paid-In    Accumulated  Comprehensive
Description                                    Issued   Amount  Issued   Amount    Capital      Deficit       Income        Total
-----------                                    ------   ------  ------  -------   --------    -----------  ------------- ---------
Balance at December 31, 1996.................   6,480     $65       --  $   --    $  6,125     $  (8,873)     $    --    $  (2,683)
  Accumulated and unpaid
   dividends in connection with
   Class A Redeemable Preferred Stock........      --      --       --      --         (70)           --           --          (70)
  Amortization of stock options..............      --      --       --      --         426            --           --          426
  Value of warrants issued in connection
    with line of credit in September.........      --      --       --      --       4,766            --           --        4,766
  Issuance of Common Stock upon merger
    with FreeMail............................     125       1       --      --         487            --           --          488
  Issuance of Common Stock upon debt
    conversion at a price of $.38 per
    share....................................      65       1       --      --          24            --           --           25
  Exercise of stock options..................      30      --       --      --          13            --           --           13
  Net loss...................................      --      --       --      --          --       (33,636)          --      (33,636)
                                                -----     ---  -------  ------    --------     ---------      -------    ---------
Balance at December 31, 1997.................   6,700      67       --      --      11,771       (42,509)          --      (30,671)
  Accumulated and unpaid dividends in
    connection with Class A Redeemable.......      --      --       --      --         (70)           --           --          (70)
     Preferred Stock
  Amortization of stock options..............      --      --       --      --      12,538            --           --       12,538
  Value of warrants issued in connection
    with Senior Discounted Notes.............      --      --       --      --      10,047            --           --       10,047
  Issuance of Common Stock upon merger
    with 4-Sight.............................   2,500      25       --      --      19,975            --           --       20,000
  Issuance of Common Stock upon debt
    conversion at a price of $.38 per
     share...................................      65       1       --      --          24            --           --           25
  Exercise of stock options..................      23      --       --      --          17            --           --           17
  Comprehensive loss:
    Net loss.................................      --      --       --      --          --      (121,878)          --     (121,878)
    Foreign currency translation
      adjustment.............................      --      --       --      --          --            --          138          138
                                                                                                                         ---------
  Total comprehensive loss...................      --      --       --      --          --            --           --     (121,740)
                                                -----     ---  -------  ------    --------     ---------      -------    ---------
Balance at December 31, 1998.................   9,288      93       --      --      54,302      (164,387)         138     (109,854)
  Accumulated dividends in connection
    with Class A Redeemable Preferred
    Stock....................................      --      --       --      --         (72)           --           --          (72)
  Amortization of stock options..............      --      --       --      --         166            --           --          166
  Value of warrants issued in connection
    with financing transaction...............      --      --       --      --       2,796            --           --        2,796
  Issuance of Convertible Preferred
    Stock....................................      --            8,785      88      99,410            --           --       99,498
  Issuance of Common Stock upon debt
    conversion at a price of $.38 per
     share...................................     198       2       --      --          73            --           --           75
  Exercise of stock options..................       9      --       --      --           5            --           --            5
  Comprehensive loss:
    Net loss.................................      --      --       --      --          --      (139,227)          --     (139,227)
    Foreign currency translation adjustment..      --      --       --      --          --            --       (1,272)      (1,272)
                                                                                                                         ---------
  Total comprehensive loss...................      --      --       --      --          --            --           --     (140,499)
                                                -----     ---  -------  ------    --------     ---------      -------    ---------
Balance at December 31, 1999.................   9,495     $95    8,785     $88    $156,680     $(303,614)     $(1,134)   $(147,885)
                                                =====     ===  =======  ======    ========     =========      =======    =========

                            See accompanying notes.

                                  WAM!NET Inc.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                      Year Ended December 31,
                                                                             -----------------------------------------
                                                                                 1997          1998           1999
                                                                             -----------   ------------   ------------
Operating activities
Net loss.....................................................................   $(33,636)     $(121,878)     $(139,227)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Noncash interest expense, including related warrant values.................      1,624         18,295         29,080
  Value of stock options issued to employees and consultants.................        426         12,522            166
  Depreciation and amortization..............................................      2,668         17,668         34,875
  Loss on disposal of property and equipment.................................        797             69          1,746
  Changes in operating assets and liabilities:
    Accounts receivable......................................................       (386)           647           (516)
    Prepaid expenses and other assets........................................       (415)        (8,424)          (969)
    Accounts payable.........................................................      1,832         14,795         (3,359)
    Deferred Revenue.........................................................         --             --         12,500
    Accrued expenses.........................................................      3,173         10,428             34
                                                                                --------      ---------      ---------
Net cash used in operating activities........................................    (23,917)       (55,878)       (65,670)
Investing activities
Purchases of property and equipment..........................................    (16,599)       (54,584)       (25,208)
Patent expenditures..........................................................         --           (370)           (87)
Business acquisitions (net of cash acquired).................................         --        (16,350)          (647)
Proceeds from sale of investments............................................      1,000             --             --
                                                                                --------      ---------      ---------
Net cash used in investing activities........................................    (15,599)       (71,304)       (25,942)
Financing activities
Proceeds from sale of preferred stock........................................         --             --         34,707
Proceeds from borrowings (net of financing expenses).........................     36,958        161,800         95,771
Proceeds from exercise of stock options......................................         --             15              5
Payments on borrowings.......................................................    (11,612)       (28,998)       (16,986)
                                                                                --------      ---------      ---------
Net cash provided by financing activities....................................     25,346        132,817        113,497
Effect of foreign currencies on cash.........................................         --            363           (977)
                                                                                --------      ---------      ---------
Net (decrease) increase in cash and cash equivalents.........................    (14,170)         5,998         20,908
Cash and cash equivalents at beginning of year...............................     14,444            274          6,272
                                                                                --------      ---------      ---------
Cash and cash equivalents at end of year.....................................   $    274      $   6,272      $  27,180
                                                                                ========      =========      =========
Supplemental schedule of noncash financing activities
Value of interest cost assigned to warrants..................................   $  4,766      $  10,047      $   4,297
Equipment financed through equipment financing...............................      1,764             --             --
Conversion of accrued interest to subordinated debt..........................      1,363          1,965          1,837
Issuance of convertible preferred stock in exchange for
  land, building, and furniture and fixtures.................................         --             --         40,000
Dividends declared but unpaid................................................         70             70             60
Purchase of network facilities...............................................                                  260,280
Issuance of common stock relating to acquisition.............................        488         20,000             --
Cashless exercise of stock options...........................................         13             --             --
Conversion of convertible subordinated debenture for common stock............         25             25             75
Conversion of accrued dividends to preferred stock...........................         --             --            152
Conversion of debt to preferred stock........................................         --             --         24,791
Supplemental schedule of cash flow information
Cash paid for interest.......................................................      1,208          2,276          6,332

                            See accompanying notes.

                                  WAM!NET INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1.  Significant Accounting Policies

Description of Business

    The Company is a leading global provider of business-to-business e-services for the media industry. The Company enables entertainment, advertising, publishing, printing and related media businesses worldwide to collaborate on-line within their workflow chains.

    The Company offers customers a wide array of e-services that meet their need to collaborate digitally with their workflow partners. The Company's services, applications and infrastructure provide a common electronic workflow platform for customers, enabling them to achieve measurable operating efficiencies, cost savings and productivity growth.

Consolidation Policy and Foreign Currency Translations

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 90% owned joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. All assets and liabilities are translated to U.S. dollars at year-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the year. The functional currencies of the Company's foreign subsidiaries are considered to be the respective subsidiary's local currency. All translation gains and losses resulting from fluctuations in currency exchange rates of these subsidiaries are recorded in equity as a component of accumulated other comprehensive loss.

Revenue Recognition

    The Company records revenue from its digital data delivery network services on a monthly basis based upon service contracts signed with customers. The service contracts provide for monthly minimum usage amounts by the customer. The Company recognizes the minimum monthly amount as earned over the life of the service contract. If a customer's usage exceeds the maximum usage specified in the service contract, the Company will record additional revenue in the month that the overage occurs. The Company does not receive initial up-front amounts or pre-payments from customers. The Company also may offer service rebates. Revenue from hardware and software sales is recognized upon delivery of the hardware and software, unless there are remaining obligations. Other service fees are recognized as revenue in the period the service is provided to the customer.

Deferred Revenue

    Deferred revenue represents amounts received in advance of providing the related services. (See Note 4).

Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments classified as cash equivalents consist of high grade commercial paper, certificates of deposit and United States Treasury Bills. Cash equivalents are considered available for sale and are stated at cost, which approximates fair value.

Accounts Receivable

    The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses, which, when

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

realized, have generally been within management expectations. No single customer or region represents a significant concentration of credit risk.

Inventories

    Inventories, principally software and hardware held for sale, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of three to thirty years.

Goodwill

    The excess of the cost over the fair value of net assets acquired is amortized on a straight-line basis over a period of three to five years. The Company periodically reviews the recoverability of goodwill, on an on-going basis, based on estimated future cash flows from the related operations. Accumulated amortization was $5,308 and $11,954 at December 31, 1998 and 1999.

Deferred Financing Costs

    Deferred financing costs represent costs related to the issuance of debt and are capitalized and amortized over the related lives of the debt. Accumulated amortization was $5,959 and $11,135 at December 31, 1998 and 1999.

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

Product Development

    Costs associated with the development of new products and services are charged to operations in the year incurred. These costs for 1997, 1998 and 1999 were $3,364, $13,447 and $8,278, respectively. The Company capitalizes software developed for internal use in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The amounts capitalized are amortized over two years. During 1998 and 1999 the Company capitalized $1,659 and $3,129. Accumulated amortization was $350 and $2,206 at December 31, 1998 and 1999.

Stock Split

    In February 1998, the Board of Directors declared a five-for-one Common Stock split effected in the form of a stock dividend. All references to number of shares, options and warrants and conversion price and exercise price per share have been adjusted to reflect this stock split on a retroactive basis.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

Net Loss Per Common Share

    The Company's basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. Diluted loss per share as presented is the same as basic earnings per share as the effect of outstanding options, warrants and convertible securities is anti-dilutive.

Stock-Based Compensation

    The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Use of Estimates

    Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Reclassification

    Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 presentation.

2.  Property, Plant and Equipment

    Property, plant and equipment is summarized as follows:

                                                December 31,
                                            ---------------------
                                              1998         1999
                                            --------     --------
    Land ...............................    $     --     $  8,800
    Building ...........................         605       30,931
    Network facilities .................          --      260,280
    Network equipment ..................      50,907       65,941
    Other support equipment ............      18,046       23,989
    Furniture and fixtures .............       2,802        4,180
    Leasehold improvements .............       6,506        3,888
                                            --------     --------
                                              78,866      398,009
    Less accumulated depreciation ......     (16,399)     (39,673)
                                            --------     --------
                                            $ 62,467     $358,336
                                            ========     ========

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

3.  Long-Term Debt

    Long-term debt consisted of:

                                                          December 31,
                                                      ---------------------
                                                        1998         1999
                                                      --------     --------
    13.25% senior discount notes..................    $138,975     $157,999
    Lines of credit...............................      24,000       27,137
    Equipment financing...........................      18,860       21,041
    Sale-leaseback financing......................          --       38,246
    Subordinated notes payable....................      27,403       29,165
    Other financing (see Note 4)..................          --       12,532
    Network facilities financings (see Note 4)....          --      260,280
                                                      --------     --------
                                                       209,238      546,400
    Less current portion..........................      (5,324)     (55,950)
                                                      --------     --------
                                                      $203,914     $490,450

Senior Discount Notes

    On March 5, 1998, the Company sold 208,530 units of 13.25% Senior Discount Notes due 2005 (Notes). Each unit consists of a $1 principal note and three warrants. The aggregate principal amount of the notes payable at maturity is $208,530. The sale of the Units resulted in net proceeds to the Company of $119,203. Cash interest does not accrue nor is it payable prior to March 1, 2002. Thereafter, cash interest on the Notes will accrue on the Notes at a rate of 13.25% per annum (calculated on a semiannual bond equivalent basis) and will be payable semiannually in arrears on March 1 and September 1 of each year, commencing September 1, 2002.

    In connection with the Notes, the Company issued 625,590 warrants to purchase a total of 1,257,436 shares of common stock. Each warrant entitles the holder to purchase 2.01 shares of common stock at an exercise price of $.01 per share. The warrants were valued using the Black-Scholes pricing model at $10,047, which is being amortized as interest expense over the life of the Notes. Amortization of the warrants value was $867 and $1,166 for the years ended December 31, 1998 and 1999.

Lines of Credit

    The Company has a $25,000 line of credit agreement with a bank which expires in September 2000. The line of credit is guaranteed by MCI WorldCom and the Company must obtain MCI WorldCom's consent prior to each borrowing under the line. At December 31, 1999, the amount outstanding on the line of credit was $25,000. The line of credit has both Eurodollar and Floating Rate advances. The Eurodollar and Floating Rate advances accrue interest at LIBOR plus 55 basis points (6.00 % at December 31, 1999) and prime (8.5% at December 31, 1999). Interest on the LIBOR borrowings is payable upon maturity and on the prime borrowings is payable quarterly.

    In connection with MCI WorldCom's guarantee of the line of credit agreement, the Company issued Class A warrants to purchase 8,396,170 common shares and Class B warrants to purchase 14,204,835 common shares at an initial exercise price of $3.90 per share. The Class A warrants were immediately exercisable and expire on December 31, 2000. The Class A warrants were valued at $4,766, using the Black-Scholes pricing model, and are being amortized as interest expense over the life of the agreement. Amortization of the warrants for the years ended December 31, 1997, 1998 and 1999 was $502, $1,589 and $1,589. The Class B
warrants are exercisable only if the line of credit is not repaid in September 2000.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

It is management's intention to fully repay the line of credit on or before its due date. The Class B warrants were deemed to have no value based on management's intentions and ability to repay the line of credit prior to maturity.

    In July 1999, the Company entered into a $20,000 credit facility with Foothill Capital Corporation ("Foothill"), which expires in July 2001. The credit facility contains a $10,000 term loan which was repaid from the proceeds of the Sale/Lease Back Agreement with CCPRE Eagan, LLC. The remainder of the facility is a revolving credit facility under which Foothill will lend the Company up to an additional $10,000 based upon a borrowing base consisting of the Company's recurring billings and collections from its U.S. customers. Amounts outstanding under the credit facility incur interest at the Wells Fargo Bank reference rate plus 1.75% (10.25% at December 31, 1999). The credit facility is secured by a lien on certain unencumbered and lienable assets. The credit facility requires the Company to maintain certain financial covenants. Foothill has agreed under certain circumstances to subordinate or release its lien on equipment to permit us to obtain equipment financing from third parties. The credit facility is automatically renewable at maturity until canceled in accordance with its terms. As of December 31, 1999, the Company has borrowed $2,137 under the credit facility.

Equipment Financing

    The Company has entered into various notes payable with equipment financing companies. Monthly payments on the installment notes range from $11 to $149, including imputed interest at rates ranging from 11.65% to 15.58%. The various notes are due between April 2001 through November 2002 and are secured by equipment.

Sale-Leaseback Financing

    On September 30, 1999, the Company entered into a sale-leaseback back agreement with CCPRE-Eagan, LLC ("CCPRE"), a Delaware Limited Liability Company, and an affiliate of Chase Bank, New York. In connection with the agreement, the Company sold its corporate facilities, including land, building and personal property to CCPRE and received cash proceeds of $36,538, net of financing expenses. As part of the agreement, the Company entered into a 20 year lease, requiring minimum monthly rent payments increasing from $481 to $959, with three five-year options. The Company is responsible for all taxes, assessments, utilities and other governmental charges. The Company may repurchase the corporate facilities on the 24th or 36th month anniversary of the agreement for $45,600. Beginning in September 2002, CCPRE may require the Company, to repurchase the facilities for approximately $41,800, less the amount of certain payments under the lease. Because of the existence of this put option, the transaction has been recorded as a financing transaction. The carrying value of the liability is being accreted to the $41,800 put value, at an effective interest rate of 18.9%.

    As additional consideration for the agreement, the Company issued ten-year warrants to purchase 325,000 shares of common stock at an initial exercise price of $12.00 per share. The warrants contain an antidilution clause and also contain a put feature that can be exercised on or after September 30, 2004 if the Company has not completed an initial public offering. The put feature would require the Company to repurchase the warrant or shares exercised at 92% of the appraised value of the common stock, less the exercise price. The warrant, which is recorded as a liability, was valued at $1,500, using the Black-Scholes pricing model, and is being amortized as interest expense over a three-year period.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

Subordinated Notes Payable

    In March through May of 1995, the Company issued a total of $250 of convertible subordinated notes. From 1995 to 1999, all of the notes were converted into 657,900 shares of common stock at the conversion price of $.38 per share.

    In September 1996, the Company issued to MCI WorldCom a $5,000 convertible subordinated note originally due September 1999. Interest on the note accrues at an annual rate of 10%. The Company may redeem the note at any time commencing January 1, 1998, upon notice to the holder, at the outstanding principal amount of the note plus interest. The holder has the right to convert the principal amount of the note into shares of common stock at a conversion price of $1.00 per share. During 1998 and 1999, $635 and $507, of accrued interest was converted into additional subordinated notes. As of December 31, 1998 and 1999 the outstanding balance of the note was $5,635 and $6,142.

    In November 1996, the Company entered into a Preferred Stock, Subordinated Note and Common Stock Warrant Purchase Agreement ("Investment Agreement") with MCI WorldCom. Pursuant to the agreement, the Company sold 100,000 shares of Class A preferred stock, $10.00 par value. The preferred shares, as originally stated in the agreement, were initially required to be redeemed in December 1999 at a price of $10.00 per share plus an amount equal to all accumulated and unpaid dividends. In connection with the Silicon Graphics, Inc. investment ("SGI investment") (see Note 6), MCI WorldCom exchanged its shares of Class A preferred stock for 115,206 shares of a new Series of 1999 Class A preferred stock with terms substantially the same as the original Class A preferred stock entitling one vote for each share held of record, voting together with the holders of common stock as a single class, on all matters submitted to a vote of shareholders. Dividends are payable at the rate of 7% and began to cumulate on January 1, 1997, whether or not earned. As of December 31, 1998 and 1999 the accumulated and unpaid dividends were $140 and $60.

    Under the Subordinated Note Agreement, the Company has available an aggregate amount of $28,500. The note accrues interest at 7% per annum with an original due date of December 2003. During 1999, $1,330 of accrued interest was converted into additional subordinated notes. The amount outstanding on the subordinated note agreement was $21,693 and $23,023 at December 31, 1998 and December 31, 1999.

    In connection with the Investment Agreement, the Company sold, at a price of $.01 each, common stock warrants entitling MCI WorldCom to purchase 20,787,500 shares of common stock at an initial exercise price of $.96 share. The warrants were immediately exercisable and expire on December 31, 2000. The warrants were valued using the Black-Scholes pricing model at $4,906, which is being amortized as interest expense over the life of the warrant agreement. In each of the years ended December 31, 1997, 1998 and 1999 the Company recorded amortization expense of $1,226. The initial exercise price of $.96 per share increased to $.98 per share on March 31, 1997, and thereafter increases by an amount of $0.016 per share on the last day of each calendar quarter during the term of the warrant, commencing with the calendar quarter ending June 30, 1997. The exercise price was $1.16 per share on December 31, 1999. None of the warrants have been exercised as of December 31, 1999.

    On February 11, 1998, MCI WorldCom agreed to defer all cash payments of principal (or premium on) or interest on, or dividend, distribution, redemption or other payment in respect of the 10% Convertible Subordinated Note, due September 30, 1999, the Class A preferred stock owned by MCI WorldCom, and the 7% Subordinated Note, due December 31, 2003, until 180 days following the stated maturity of the 13.25% Senior Discount Notes due 2005. The agreement also provides that the payment of the principal and interest on the 10% Convertible Subordinated Note and the 7% Subordinated Note may be accelerated only in the event of the acceleration of the payment of the principal amount of the 13.25% Senior Discount Notes following an event of default with respect to the 13.25% Senior Discount Notes.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

The agreement grants MCI WorldCom an option to convert into shares of common stock at the fair market value on the date of such conversion interest otherwise due on the 10% Subordinated Note and interest on the outstanding principal amount of the 7% Subordinated Note from December 31, 2003 through the date such amount is paid.

    The carrying amounts of the Company's debt instruments in the balance sheets at December 31, 1998 and 1999 approximate fair value.

    Maturities of long-term debt as of December 31, 1999 are as follows:

              2000.........................      $  55,950
              2001.........................         15,085
              2002.........................         54,287
              2003.........................         25,119
              2004.........................         41,805
              Thereafter...................        354,154
                                                 ---------
                                                   546,400
              Less current maturities .....        (55,950)
                                                 ---------
                                                 $ 490,450
                                                 =========

4.  Purchase of Network Facilities from Winstar

    In December 1999, the Company entered into an agreement with Winstar Communications (Winstar) pursuant to which the Company purchased a 20-year indefeasible right of use for backbone and wireless local loop facilities. Under this agreement, the Company will take title to equipment of varying bandwidth; Winstar will maintain the equipment, including replacement as necessary, and maintain its connectivity to Winstar's telecommunications network at a specified level of functionality over the agreement's term. The Company has the right to assign or sell its rights under the facility at any time during the agreement's term. The cost of the 20-year facility is payable in an initial $20,000 payment, which was paid in January 2000, and quarterly payments, beginning at $5,000 and increasing to $24,862, over a seven-year period ending December 15, 2006. The network facility has been capitalized in property, plant and equipment and the Company has recorded a related liability at the agreed-upon fair value of $260,280, which liability bears an effective interest rate of 8.3%.

    Under a related agreement Winstar made a five-year commitment to purchase $12,500 of services from the Company, which can be used internally by Winstar or resold to its customers. The commitment was prepaid in December 1999, and recorded as deferred revenue. The companies have also entered into a sublease agreement for space in the Company's Minnesota data center. Winstar will make monthly payments over 10 years of approximately $81, plus a one-time advance payment, made in December 1999, of $12,532. The Company is required to repay this one-time advance at $200 per month over 10 years, at an imputed interest rate of 15.75%. The advance payment has been recorded by the Company as a borrowing (see Note 3).

5.  Capital Stock

    The Company has the following classes of capital stock:

    o Undesignated preferred stock, 1,099,525 shares authorized which may be issued in one or more series; none issued and outstanding at December 31, 1997, 1998, and 1999.

    o Class A redeemable preferred stock, 115,206 shares authorized of $10 par value; 100,000, 100,000 and 115,206 shares issued and outstanding at December 31, 1997, 1998 and 1999 (see Note 3).

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

    o Class B convertible preferred stock, 5,710,425 shares authorized of $.01 par value; 0, 0 and 5,710,425 shares issued and outstanding at December 31, 1997, 1998 and 1999 (see Note 6).

    o Class C convertible preferred stock, 878,527 shares authorized of $.01 par value; 0, 0 and 878,527 shares issued and outstanding at December 31, 1997, 1998 and 1999 (see Note 6).

    o Class D convertible preferred stock, 2,196,317 shares authorized of $.01 par value; 0, 0 and 2,196,317 shares issued and outstanding at December 31, 1997, 1998 and 1999 (see Note 6).

    o Class E convertible preferred stock, 115,000 shares authorized of $.01 par value, none issued and outstanding at December 31, 1997, 1998, and 1999. (See Note 16).

    o Class F convertible preferred stock, 50,000 shares authorized of $.01 par value, none issued and outstanding at December 31, 1997, 1998, and 1999. (See Note 16).

    o Class G convertible preferred stock, 10,000 shares authorized of $.01 par value, none issued and outstanding at December 31, 1997, 1998, and 1999.

    o Common Stock, 490,000,000 shares authorized of $.01 par value; 6,699,740, 9,288,194 and 9,494,797 shares issued and outstanding at December 31, 1997, 1998 and 1999.

6.  Preferred Stock

    In January 1999, the Company issued the 1999 MCI WorldCom Convertible Note
(Note) and in January 1999 and March 1999 the Company borrowed $10,000 and $15,000 under the Note. In March 1999, the Note was converted into 2,196,317 shares of the Company's Class D convertible preferred stock, par value $.01 per share. Dividends accumulate on the Class D convertible preferred stock at the rate of 7% per year of the original purchase price per share and are payable solely in additional shares of preferred stock if and when declared by the Board of Directors. The Class D shares of convertible preferred stock are convertible into shares of common stock on a one for one basis, subject to anti-dilution provisions. In connection with the Note, the Company issued warrants to purchase a total of 350,000 shares of common stock. The warrants have an exercise price of $.01 and are exercisable from April 30, 1999 until April 30, 2004.

    In March 1999, the Company entered into an investment with Silicon Graphics, Inc. (SGI), providing for the purchase of 5,710,425 shares of the Company's Class B preferred stock and 878,527 shares of the Company's Class C preferred stock. The holders of a majority of the Class B preferred stock will have the right to designate one member of the Company's Board of Directors. The aggregate consideration received by the Company for the Class B preferred stock and the Class C preferred stock was $75,000, of which $35,000 was paid in cash and $40,000 was paid by transfer to the Company of a campus facility located in Eagan, Minnesota. The fair value of the campus facility was determined by an independent appraisal. The Class B preferred stock and the Class C preferred stock will be convertible on a one-to-one basis into common stock, subject to anti-dilution provisions, and will have the right to vote such percentage with the common stock as a single class. The Class B preferred stock and Class C preferred stock are convertible immediately following the issuance date and 18 months following the issuance date, respectively. The shares of common stock into which the Class B preferred stock and the Class C preferred stock are convertible are subject to certain registration rights. Dividends accumulate on the Class B and Class C preferred stock at the rate of 7% per year of the original purchase price and are payable solely in additional shares of preferred stock if and when declared by the Board of Directors.

    In connection with the SGI Investment, the Company entered into a preferred provider agreement which allows it to purchase hardware, software and services over a four year period at prices based on SGI's most favored pricing models. Pursuant to the preferred provider agreement, the Company has made

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

a firm commitment to purchase $35,000 during the period from December 31, 1998 to December 31, 2000. As of December 31, 1999, the Company has made purchases of $12,374. In the event the Company does not fulfill this purchase requirement, it is required to pay SGI 10% of the unfilled commitment.

7.  Stock Options and Warrants

Stock Options

    The Company's 1994 Incentive Stock Option Plan (1994 Plan) provides for the granting of incentive and non-qualified stock options to certain eligible employees and non-employee directors of the Company. Under the 1994 Plan, 7,000,000 shares of common stock have been reserved for the granting of stock options. In September 1998, the Company adopted the 1998 Combined Stock Option Plan (1998 Plan). The 1998 Plan provides for the granting of incentive and non-qualified stock options to certain eligible employees (including foreign nationals) and non-employee directors and consultants of the Company and any subsidiary corporation of the Company. Under the 1998 Plan, 25,000,000 shares of common stock have been reserved for the granting of stock options. Additionally, the Company has authorized the grant of options to management personnel for up to 5,465,000 shares of the Company's common stock outside of the Plans. A majority of the options granted under the above Plans have ten year terms and vest and become fully exercisable at the end of three years of continued employment.

    In November 1996, the Chief Executive Officer and Chief Technology Officer were each granted options to purchase 2,000,000 shares of common stock at an exercise price of $.96, expiring December 31, 2007. These options vested in incremental amounts based on the number of installed customer sites. In 1998, the Board of Directors agreed to amend the stock option agreements, vesting the options immediately. The amendment created a new measurement date which resulted in the Company recording $11,405 as compensation expense in January 1998.

    Option activity is summarized as follows:

                                                                                         Weighted
                                                Shares                                   Average
                                               Available         Options Outstanding     Exercise
                                               for Grant     --------------------------    Price
                                              Under Plans       Plans         Non-Plan   Per Share
                                              -----------    -----------    -----------  ---------
Balance at December 31, 1996 ...............    5,079,000      1,992,400      4,377,500    $ .90
  Additional shares reserved for issuance ..   15,000,000           --             --
  Granted ..................................   (3,020,250)     3,020,250        347,500     1.19
  Canceled .................................      157,750       (157,750)          --        .80
  Exercised ................................         --          (30,000)          --        .45
                                              -----------    -----------    -----------    -----
Balance at December 31, 1997 ...............   17,216,500      4,824,900      4,725,000     1.00
  Additional shares reserved for issuance ..    9,928,600           --             --
  Granted ..................................   (4,265,000)     4,265,000        750,000     7.31
  Canceled .................................      196,235       (196,235)          --       4.60
  Exercised ................................         --          (22,664)          --        .77
                                              -----------    -----------    -----------    -----
Balance at December 31, 1998 ...............   23,076,335      8,871,001      5,475,000     3.16
  Granted ..................................   (8,075,970)     8,075,970           --       2.43
  Canceled .................................    1,957,099     (1,957,099)       (10,000)    6.24
  Exercised ................................         --           (9,233)          --        .50
                                              -----------    -----------    -----------    -----
Balance at December 31, 1999 ...............   16,957,464     14,980,639      5,465,000    $2.57
                                              ===========    ===========    ===========    =====

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

    At December 31, 1997, 1998 and 1999, 2,075,226, 8,937,698 and 12,017,861
options were exercisable with weighted average exercise prices of $.78, $2.20 and $2.42.

    The following information applies to grants that are outstanding at December 31, 1999:

                             Options Outstanding
                  --------------------------------------   Options Exercisable
                                 Weighted                 ----------------------
                                  Average     Weighted                  Weighted
                                 Remaining     Average                   Average
                     Number     Contractual   Exercise      Number      Exercise
  Exercise Price   Outstanding     Life         Price     Exercisable     Price
  --------------  ------------  -----------  -----------  ------------  --------
   $ .45              703,250    1.8 years     $  .45         703,250    $  .45
     .96            7,966,528    5.6 years        .96       7,481,943       .96
    2.00            7,500,720    9.9 years       2.00         840,590      2.00
    3.90            1,105,588    6.4 years       3.90         981,422      3.90
    8.00            3,169,553    7.9 years       8.00       2,010,656      8.00
                   ----------                              ----------
   $ .45-- $8.00   20,445,639    7.5 years     $ 2.57      12,017,861    $ 2.42
                   ==========                              ==========

    The fair values of the options granted during 1997, 1998 and 1999 was $ .33, $1.57 and $ .97 per share. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: risk-free interest rate of 6.5%, 4.78% and 5.88%; dividend yield of 0%; and a weighted-average expected life of the option of five years.

    The minimum value option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions.

    For purposes of pro forma disclosures, as required by FASB Statement No. 128, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share, had the fair value based method been used, are set forth below:

                                                1997        1998        1999
                                              --------   ---------   ---------
     Net loss applicable to common stock,
       as reported .........................  $(33,706)  $(121,948)  $(145,117)
     Pro forma net loss ....................   (35,236)   (127,304)   (147,423)
     Net loss per common share as reported .  $  (5.19)  $  (13.87)  $  (15.58)
     Pro forma net loss per common share ...     (5.42)     (14.48)     (15.82)

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

Warrants

    Warrants have been issued in connection with various financing transactions. The warrants are immediately exercisable. The following is a table of the warrants to purchase shares of the Company's common stock:

                                                                         Exercise
                                             Warrants                     Price        Expiration
                                            Outstanding  Exercisable     per Share        Date
                                            -----------  -----------     ---------     ----------
    Balance at December 31, 1996 ......      27,559,165   27,559,165   $ .60 - $1.50   2000-2003
      Granted:
         Line of credit (see Note 3) ..      22,601,005    8,396,170            3.90        2000
                                             ----------   ----------
    Balance at December 31, 1997 ......      50,160,170   35,955,335     .60 -  3.90
      Granted:
         13.25% Senior Discount Notes
           (see Note 3) ...............       1,257,436    1,257,436             .01        2005
                                             ----------   ----------
    Balance at December 31, 1998 ......      51,417,606   37,212,771     .01 -  3.90
      Granted:
         1999 MCI WorldCom
           Convertible Note (see
           Note 6) ....................         350,000      350,000             .01        2004
         Sale-Leaseback Financing
           (see Note 3) ...............         325,000      325,000           12.00        2009
                                             ----------   ----------
    Balance at December 31, 1999 ......      52,092,606   37,887,771   $ .01 -$12.00
                                             ==========   ==========

8.  Income Taxes

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $195,464. These carryforwards are available to offset future taxable income through 2019 and are subject to the limitations of Internal Revenue Code Section 382 resulting from changes in ownership.

    The Company recorded a foreign income tax benefit of $1,352 in 1998.

    The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                   1997       1998       1999
                                                  -----      -----      -----
    Tax at statutory rate......................    34.0%      34.0%      34.0%
    State income taxes.........................     6.0        6.0        6.0
    Foreign tax benefit........................      --       (1.1)        --
    Impact of net operating loss carryforward..   (40.0)     (40.0)     (40.0)
                                                  -----      -----      -----
                                                     --%      (1.1)%      --%
                                                  =====      =====      =====

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

    Components of deferred tax assets are as follows:

                                                 December 31,
                                            ----------------------
                                              1998          1999
                                            --------      --------
    Deferred assets:
      Net operating loss..............      $ 45,282      $ 74,276
      Deferred interest...............         4,323        10,206
      Stock option amortization.......         4,892         4,937
      Other...........................           199         6,783
                                            --------      --------
                                              54,696        96,202
    Deferred liability:
      Depreciation and amortization...        (1,602)       (3,193)
                                            --------      --------
    Net deferred income tax assets....        53,094        93,009
    Valuation allowance...............       (53,094)      (93,009)
                                            --------      --------
    Net deferred income taxes.........      $     --      $     --
                                            ========      ========

9.  Commitments and Contingencies

Telecommunications Contracts

    The Company enters into various term contracts with suppliers of telecommunications services for the purpose of receiving discounts off the standard service offerings. Some of these contracts will result in termination liabilities if the contract is terminated prior to the expiration date of the contract. The termination liabilities are generally based upon the minimum monthly dollar amount committed to the vendor multiplied by a termination liability percentage, multiplied by the number of months remaining in the contract. MCI WorldCom is the Company's largest supplier of telecommunications services accounting for charges of $5,538, $11,840 and $16,735 for the years ended December 31, 1997, 1998 and 1999.

    Guaranteed monthly usage levels of data communications with certain of the Company's telecommunication vendors and MCI WorldCom at December 31, 1999 aggregate to the following annual amounts:

                                                  Guaranteed
                                 Guaranteed          Usage
                                    Usage            (MCI
                                (all vendors)       WorldCom)
                                -------------     -----------
     2000....................     $  7,204          $ 2,940
     2001....................        4,030            1,658
     2002....................        1,373               --
     2003....................          899               --
     2004....................          187               --
                                  --------          -------
                                  $ 13,693          $ 4,598
                                  ========          =======

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

    The termination contingency of data communications with certain of the Company's telecommunication vendors and MCI WorldCom at December 31, 1999 aggregates to the following annual amounts:

                                           Termination        Termination
                                           Contingency        Contingency
                                          (all vendors)       (WorldCom)
                                          -------------       ----------
           December 31:
             1999......................      $8,408             $3,212
             2000......................       3,096              1,490
             2001......................         707                 --
             2002......................         523                 --
             2003......................         524                 --

Operating Leases

    The Company also leases certain general office facilities. Operating expenses including maintenance, utilities, real estate taxes and insurance are paid by the Company. Total rent expense under operating leases was $592, $2,189 and $2,586 for the years ended December 31, 1997, 1998 and 1999. Future minimum lease obligations in excess of one year at December 31, 1999 are as follows:

             2000....................................     $ 1,381
             2001....................................       1,189
             2002....................................         942
             2003....................................         664
             2004....................................         417
             Thereafter..............................         627
                                                          -------
                                                          $ 5,220
                                                          =======

Contingent Liabilities

    Certain holders of warrants issued in connection with bridge loans in 1995 and 1996 have commenced litigation seeking a reduction in the exercise price of those warrants and attorney's fees. Although the warrants provide for adjustments under certain circumstances, the Company believes no adjustment is required. Should that litigation be successful, the gross proceeds receivable by the Company from exercise of those warrants would be reduced from approximately $8,400 to $4,900. In February 2000, the court denied the plaintiff's motion for summary judgement that the warrant price should be reduced. The suit is scheduled to begin trial in April 2000.

    The Company is engaged in certain legal proceedings and claims arising in the ordinary course of its business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against the Company cannot be determined at this time. However, it is the opinion of management that facts known at the present time do not indicate that there is a probability that such litigation will have a material adverse effect on the financial position of the Company.

10. Savings and Retirement Plan

    The Company has a 401(K) savings and retirement plan covering all eligible employees. Employees may contribute up to 15% of their compensation. The Company does not make contributions to the plan.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

11.  Business Acquisitions

Acquisition of FreeMail, Inc.

    In December 1997, the Company acquired the outstanding common stock of FreeMail, Inc. (FreeMail). The results of operations of the acquired business are included in the accompanying financial statements since the date of acquisition.

    The Company issued 125,000 shares of Common Stock, with a fair value of $488, as consideration in connection with the acquisition. In accordance with the acquisition, the Company was to pay a quarterly payment to the former shareholders of FreeMail as additional contingent consideration equal to 5% of the gross collected revenue derived by the Company from certain identified FreeMail products. The total amounts of the quarterly payments were not to exceed $3,000.

    Effective June 1, 1999 the Company amended the agreement to change the amount and rate of payment of contingent consideration due to the former FreeMail shareholders. The Company decreased the amount payable from $3,000 to $2,000, payable $1,000 in cash and $1,000 in shares of our common stock at fair market value. The rate of payment has also been changed from 5% of revenue from a selected class of customers to 5% of our total collected revenue, calculated quarterly. In accordance with this amendment, the first payment was made on October 30, 1999 for the quarter ended September 30, 1999. As of December 31, 1999, the Company recorded $647 as additional goodwill, which represents the contingent payments made.

    The acquisition was accounted for as a purchase. The inclusion of the FreeMail operating results for periods prior to the date of acquisition would not have materially affected results of operations.

Acquisition of 4-Sight Limited

    On March 13, 1998, the Company purchased all of the outstanding capital stock of 4-Sight Limited, a private limited company organized under the laws of the United Kingdom ("4-Sight"), for $20,000 in cash plus related acquisition expenses of $500 and 2,500,000 shares of the Company's Common Stock valued at $20,000. In addition, the former shareholders of 4-Sight will be entitled to receive up to an additional 750,000 shares of the Company's Common Stock in the event certain sales objectives are met over the three years ending March 2001. No shares have been issued as of December 31, 1999. The shares to be issued as contingent consideration will result in the Company recording additional goodwill, which will be amortized over its estimated useful life.

    The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of 4-Sight have been included in the consolidated operating results since the date of acquisition.

    On acquisition, approximately $32,100 of goodwill was recorded, which is being amortized on a straight-line basis over five years. The following table shows the pro forma consolidated results of operations as if 4-Sight had been acquired as of the beginning of the periods presented:

                                             Year Ended December 31,
                                           -------------------------
                                              1997          1998
                                           ----------   ------------
                                                 (Unaudited)
                   Revenues.............   $ 20,833      $  21,109
                   Net loss.............    (37,942)      (121,922)
                   Net loss per share ..   $  (4.22)     $  (13.86)

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

projection of future results and do not reflect any synergies that might be achieved from combined operations.

12.  Joint Venture

    On July 27, 1999, the Company entered into a joint venture agreement with Sumitomo Corporation, Electronics Division to distribute services in Japan. Under this agreement the Company's wholly-owned Japanese subsidiary and Sumitomo have agreed to form a Japanese joint venture company to be known as WAM!NET Japan K.K. Initially, the Company will own 90% of WAM!NET Japan K.K., and Sumitomo will own 10%. Sumitomo has an option to purchase up to 40% ownership interest in WAM!NET Japan unless that purchase would reduce the Company's ownership below 51%. The joint venture agreement provides that the Company will furnish the use of equipment, infrastructure, and some support services. Additionally, it requires the Company to fund the joint venture future operations. The operations of the joint venture in 1999 were not material.

13.  Related Party Transactions

    On September 1, 1998, the Company entered into a $305 Secured Recourse Promissory Note and Pledge Agreement with its Chief Technology Officer. The Note accrues interest at 7% annually.

    A partner at the Company's external legal counsel is also the father of the Company's President and Chief Executive Officer and owns 250,000 shares of Common Stock of the Company and holds an option to purchase 200,000 shares of the Company's common stock. Additionally, another partner of this firm, is also a director of the Company and holds an option to purchase 150,000 shares of the Company's common stock. During the years ended December 31, 1997, 1998 and 1999, the Company incurred legal fees and expenses of approximately $157, $1,111 and $1,227, to such firm for services rendered in connection with litigation and for general legal services.

    Management believes the fees paid for the above services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

14.  Major Customers

    In 1997 three customers accounted for 24%, in aggregate, of net sales. In 1998 and 1999, no single customer accounted for more than 10% of net sales.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

15.  Industry Segment and Geographic Information

    The Company, operating in a single industry segment, provides a managed, high speed digital data delivery network service. Information regarding operations in different geographic areas is as follows:

                                                Year Ended December 31,
                                            ---------------------------------
                                              1997         1998        1999
                                            -------     ---------   ---------
    Net sales to unaffiliated customers:
      United States......................   $ 1,555     $   8,216   $  15,945
      Europe.............................        --         9,005       8,333
      Rest of World......................        --           369         517
                                            -------     ---------   ---------
    Total net sales......................   $ 1,555     $  17,590   $  24,795
                                            =======     =========   =========
    Identifiable assets:
      United States......................   $29,134     $ 107,101   $ 419,777
      Europe.............................        --        18,358      15,358
      Rest of World......................        --            --         120
                                            -------     ---------   ---------
    Total assets.........................   $29,134     $ 125,459   $ 435,255
                                            =======     =========   =========

    "United States" includes United States and Canada. "Rest of World" includes principally Japan and the Asia-Pacific region. Net revenue from sales to unaffiliated customers is based on the location of the customer. Identifiable assets are classified based on the location of the Company's facilities.

16.  Subsequent Events

    In December, 1999, the Company entered into a transaction providing for the purchase by Winstar of 50,000 shares of the Company's Class E convertible preferred stock and an option for Winstar, its designated affiliates and others, to purchase an additional 50,000 shares of the same class of stock. The purchase of these shares was finalized in March, 2000. Pursuant to the terms of this transaction, Winstar purchased a total of 85,000 shares of Class E convertible preferred stock for $85,000, of which $35,000 was paid in cash and $50,000 was paid in the form of $1,071,429 shares of Winstar common stock valued at $46.66 per share (as adjusted for the 3 for 2 Winstar stock split declared in February
2000). Other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate $16,725 in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Each of the two largest purchasers of Class E convertible preferred stock has the right to elect one director, and vote on an as-converted basis, not to exceed 17.5% of the total voting power, on all matters submitted to the vote of common stock holders, including the election of directors. The Class E convertible preferred stock is currently convertible into 19,714,147 shares of common stock at an initial conversion of $5.16 per share of common stock subject to anti-dilution provisions. Holders of Class E convertible preferred stock may convert their shares into common stock at any time, and are required to convert their shares into common stock, after an initial public offering of the Company's common stock, the common stock trades for a price of at least $8.00 per share for twenty consecutive trading days.

    In February 2000, SGI purchased 10,000 shares of Class F convertible preferred stock for $10,000 in cash. The rights and preferences of the Class F convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock, except that the holders of Class F preferred stock do not have the right to separately elect directors and there is no cap on the voting power of that class. The Class F convertible preferred stock is initially

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

convertible into a total of 1,937,984 shares of common stock, at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions.

    In February 2000, the Company sold to Sumitomo and certain other investors 10,000 shares of Class G convertible preferred stock for an aggregate of $10,000 in cash. Holders of Class G convertible preferred stock have the right to vote, on an as-converted basis, with holders of common stock on all matters submitted to a vote of common stockholders. The Class G convertible preferred stock is initially convertible into 1,937,984 shares of common stock, at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. The shares of Class G convertible preferred stock will mandatorily convert into shares of common stock upon completion of an initial public offering.

               Schedule II -- Valuation and qualifying accounts


                                                                            Deductions
                                                                    --------------------------
                                                                     Charged
                                        Balance at                   to costs         Charged         Balance at
                                        beginning                      and            to other          end of
     Description                        of period      Additions     expenses         accounts          period
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
December 31, 1999                       $430,000     $1,148,000          --           $8,000          $1,570,000
December 31, 1998                         10,000        420,000                                          430,000
December 31, 1997                             --         12,500                        2,500              10,000

                                     F-24