Form 10-Q
period 2000-03-31
WAM NET INC
filed 2000-05-15
CIK 1060274

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

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


                                655 Lone Oak Dr
                            Eagan, Minnesota 55121
                   (Address of principal executive offices)
                                  (Zip Code)


                                (651) 256-5100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

As of March 31, 2000 there were 9,747,227 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 22

                                 WAM!NET Inc.

                              INDEX TO FORM 10-Q


Part I--Financial Information



                                                                                                      Page No.
                                                                                                      --------
         Item 1--Financial Statements

             Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31,
               1999...................................................................................    3

             Consolidated Statements of Operations for the three months in the period
               ended March 31, 2000 and 1999 (unaudited)..............................................    5

             Consolidated Statements of Cash Flows for the three months in the periods ended
               March 31, 2000 and 1999 (unaudited)....................................................    6

             Notes to Consolidated Financial Statements (unaudited)...................................    8

         Item 2--Management's Discussion and Analysis of Results of Operations
                 and Financial Condition..............................................................   10

         Item 3--Quantitative and Qualitative Disclosures About Market Risk...........................   16

Part II--Other Information

         Item 2--Changes in Sercurities and Use of Proceeds...........................................   17

         Item 4--Submission of Matters to a Vote of Security Holders..................................   17

         Item 6--Exhibits and Reports on Form 8-K.....................................................   17

Signature --..........................................................................................   18

Exhibit Index--.......................................................................................   19

                         Part I--FINANCIAL INFORMATION


Item 1--Financial Information


                                  WAM!NET Inc.

                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                        March 31,       December 31,
                                                                                          2000             1999
                                                                                      ------------      -----------
                                                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents...........................................................    $ 37,292         $ 27,180
  Investment..........................................................................      64,286               --
  Accounts receivable, net of allowance of $1,225 and $1,570, respectively............       3,685            3,982
  Inventory...........................................................................         955            1,254
  Prepaid expenses and other current assets...........................................       4,068            4,018
                                                                                          --------         --------
Total current assets..................................................................     110,286           36,434

Property, plant, and equipment, net...................................................     356,511          358,336
Goodwill, net.........................................................................      20,101           21,421
Deferred financing charges, net.......................................................      16,544           18,300
Other assets..........................................................................         912              764
                                                                                          --------         --------
Total assets..........................................................................    $504,354         $435,255
                                                                                          ========         ========

                                 WAM!NET Inc.

                            (Dollars in thousands)

                                                                                         March 31,      December 31,
                                                                                            2000            1999
                                                                                       ------------    --------------
                                                                                        (Unaudited)
Liabilities and shareholders' deficit
Current liabilities:
  Accounts payable...................................................................     $   5,911         $  13,739
  Accrued salaries and wages.........................................................         3,274             2,839
  Accrued expenses...................................................................         8,002             6,450
  Deferred Revenue...................................................................         2,500             2,500
  Current portion of long-term debt..................................................        37,175            55,950
                                                                                          ---------         ---------
Total current liabilities............................................................        56,862            81,478
Deferred Revenue.....................................................................        10,000            10,000
Long-term debt, less current portion.................................................       490,489           490,450
Class A Redeemable Preferred Stock...................................................         1,239             1,212
Shareholders' deficit:
  Class B Convertible Preferred Stock................................................            57                57
  Class C Convertible Preferred Stock................................................             9                 9
  Class D Convertible Preferred Stock................................................            22                22
  Class E Convertible Preferred Stock................................................             1                --
  Class F Convertible Preferred Stock................................................            --                --
  Class G Convertible Preferred Stock................................................            --                --
  Common Stock.......................................................................            97                95
  Additional paid-in capital.........................................................       276,176           156,680
  Accumulated deficit................................................................      (343,392)         (303,614)
  Accumulated other comprehensive income (loss)......................................        12,794            (1,134)
                                                                                          ---------         ---------
Total shareholders' deficit..........................................................       (54,236)         (147,885)
                                                                                          ---------         ---------
Total liabilities and shareholders' deficit..........................................     $ 504,354         $ 435,255
                                                                                          =========         =========




                            See accompanying notes.

                                  WAM!NET Inc.

                     Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                         2000               1999
                                                                                      ----------         ----------
                                                                                               (Unaudited)
Revenues:
  Net service revenues............................................................    $    6,183         $    3,128
  Software and hardware sales.....................................................         1,712              1,710
                                                                                      ----------         ----------
Total revenues....................................................................         7,895              4,838

Operating expenses:
  Network communication fees......................................................         7,172              6,477
  Cost of software and hardware...................................................           546                823
  Network operations and development..............................................         5,421              5,983
  Selling, general, and administrative............................................        11,917             10,299
  Depreciation and amortization...................................................         8,653              8,206
                                                                                      ----------         ----------
                                                                                          33,709             31,788
                                                                                      ----------         ----------
Loss from operations..............................................................       (25,814)           (26,950)

Other income (expense):
  Interest income.................................................................           206                200
  Interest (expense)..............................................................       (15,261)           (10,074)
  Other income....................................................................         1,092                 29
                                                                                      ----------         ----------
Net loss..........................................................................       (39,777)           (36,795)
  Less preferred dividends........................................................        (2,244)              (555)
                                                                                      ----------         ----------
Net loss applicable to common stock...............................................    $  (42,021)        $  (37,350)
                                                                                      ==========         ==========

Net loss applicable per common share - basic and diluted..........................    $    (4.41)        $    (4.01)
                                                                                      ==========         ==========

Weighted average number of common shares outstanding - basic and diluted..........     9,524,227          9,294,127
                                                                                      ==========         ==========




                            See accompanying notes.

                                  WAM!NET Inc.

                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                         2000               1999
                                                                                      ----------         ----------
                                                                                               (Unaudited)
Operating activities
Net loss..........................................................................    $(39,777)          $(36,795)
Adjustments to reconcile net loss to net cash used in operating activities:
  Noncash interest expense, including related warrants values.....................       7,118              8,564
  Value of stock options issued to employees and consultants......................         161                 87
  Depreciation and amortization...................................................       8,653              8,206
  Changes in operating assets and liabilities:
     Accounts receivable..........................................................         296               (752)
     Prepaid expenses and other assets............................................         100               (420)
     Accounts payable.............................................................      (7,828)            (5,467)
     Accrued expenses.............................................................       1,993               (962)
                                                                                      --------           --------
Net cash used in operating activities.............................................     (29,284)           (27,539)

Investing activities
Purchases of property and equipment...............................................      (5,091)            (9,791)
Investment in Winstar Communications, Inc.........................................     (50,000)                --
Business acquisitions (net of cash acquired)......................................        (353)                --
                                                                                      --------           --------
Net cash used in investing activities.............................................     (55,444)            (9,791)

Financing activities
Proceeds from sale of preferred stock.............................................     119,098             59,514
Proceeds from borrowings (net of financing expenses)..............................         477              3,500
Proceeds from exercise of stock options...........................................         199                  5
Payments on borrowings............................................................     (24,576)            (1,472)
                                                                                      --------           --------
Net cash provided by financing activities.........................................      95,198             61,547
Effect of foreign currencies on cash..............................................        (358)              (318)
                                                                                      --------           --------
Net increase in cash and cash equivalents.........................................      10,112             23,899
Cash and cash equivalents at beginning of period..................................      27,180              6,272
                                                                                      --------           --------
Cash and cash equivalents at end of period........................................    $ 37,292           $ 30,171
                                                                                      ========           ========



                            See accompanying notes.

                                  WAM!NET Inc.

                             (Dollars in thousands)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                         2000               1999
                                                                                      ----------         ----------
                                                                                               (Unaudited)
Supplemental schedule of noncash financing activities
      Conversion of accrued interest to subordinated debt.........................     $     --            $   458
      Issuance of convertible preferred stock in exchange for land,
           building and furniture & fixtures......................................           --             40,000
      Dividends declared but unpaid...............................................           20                 --
      Change in Market Value of Investments.......................................       14,286                 --
      Issuance of common stock relating to acquisition............................           62                 --
      Conversion of accrued dividends to preferred stock..........................           --                152

Supplemental schedule of cash flow information
      Cash paid for interest......................................................     $  7,577            $ 1,033



                            See accompanying notes.

                                  WAM!NET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Consolidated Financial Statements

     The accompanying consolidated financial statements have been prepared by WAM!NET Inc. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 1999. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain amounts for the prior year have been reclassified to conform to current year presentation.


2.   Consolidation Policy and Foreign Currency Translations

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 60% owned joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. All assets and liabilities are translated to U.S. dollars at year-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the year. The functional currencies of the Company's foreign subsidiaries are considered to be the respective subsidiary's local currency. All translation gains and losses resulting from fluctuations in currency exchange rates of these subsidiaries are recorded in equity as a component of accumulated other comprehensive loss.


3.   Short-Term Investments

     The short-term investment consists of Winstar Communications, Inc. common stock which we received as proceeds from the sale of preferred stock. This investment is classified as an available for sale security and is recorded at its fair value at March 31, 2000. The unrealized gains and losses are reflected as a component of accumulated other comprehensive income (loss).


4.   Preferred Stock

     In March, 2000, the Company entered into a transaction whereby Winstar Communications, Inc. purchased a total of 85,000 shares of Class E convertible preferred stock for $85,000, of which $35,000 was paid in cash and $50,000 was paid in the form of 1,071,429 shares of Winstar common stock valued at $46.66 per share (as adjusted for the 3-for-2 Winstar stock split declared in February
2000). Other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate $16,725 in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Each of the two largest purchasers of Class E convertible preferred stock has the right to elect one director, and vote on an as-converted basis, not to exceed 17.5% of the total voting power, on all matters submitted to the vote of common stock holders, including the election of directors. The Class E convertible preferred stock is currently convertible into 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share of common stock, subject to anti-dilution provisions. Holders of Class E convertible preferred stock may convert their shares into common stock at any time, and are required to convert their shares into common stock. (beginning after the later to occur of (i) the closing of an underwritten public offering of common stock raising at least $50,000,000 of gross proceeds or (ii) the third anniversary of the date of issuance of the Class E convertible preferred stock) at the then applicable conversion rate, subject to adjustment for certain anti-dilution provisions, on the last trading day of the first period of 20 consecutive trading days during which the average (weighted by trading volume) closing price per share of common stock during such 20 consecutive trading day period is at least 155% of the then applicable conversion price.

     In February 2000, SGI purchased 10,000 shares of Class F convertible preferred stock for $10,000 in cash. The rights and preferences of the Class F convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock, except that the holders of Class F preferred stock do not have the right to separately elect directors and there is no cap on the voting power of that class. The Class F convertible preferred stock is initially convertible into a total of 1,937,984 shares of common stock, at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions.

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


5.   Comprehensive Income

     Comprehensive income for the Company includes net loss, the effects of currency translation which are charged or credited to the cumulative translation adjustment account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders equity. Comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                             For the three months
                                                                                ended March 31,
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                               2000               1999
                                                                                    -----               ----
--------------------------------------------------------------------------------------------------------------------
Net loss                                                                         $(39,777)            $(36,795)
--------------------------------------------------------------------------------------------------------------------
Changes in cumulative translation adjustments                                        (358)                (318)
--------------------------------------------------------------------------------------------------------------------
Unrealized gain/loss on investments                                                14,286                   --
                                                                                 --------             --------
--------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                               $(25,849)            $(37,113)
--------------------------------------------------------------------------------------------------------------------

Item 2--Management's Discussion and Analysis of Results of Operations and Financial Condition


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  The following discussion and analysis is based on the historical results of WAM!NET Inc. (the ''Company'') and should be read in conjunction with the Company's Financial Statements included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

  In December 1997, we acquired Freemail Inc., a developer of file transmission and job ticket technology, to support our business-to-business e-services. In March 1998, we established our presence in Europe with the acquisition of 4-Sight Limited, a developer and worldwide marketer of ISDN-based digital data transmission applications. 4-Sight had primarily sold software and hardware supporting digital transmission of data to its customer base.

  We offer a wide array of e-services including: (1) managed data transport, (2) media application hosting, (3) managed data storage, (4) computer animation rendering and (5) Internet-based services. Our services and network infrastructure provide businesses a common electronic platform to seamlessly integrate their production processes and accelerate the adoption of digital workflow collaboration. Access to these services is provided through our Direct Service, ISDN Tracked Service and Internet Gateway Service. Our initial focus through 1998 was our Direct Service. This is our fastest, most secure and reliable media transport service, providing direct, guaranteed access and transport over our managed network. Our network access devices are installed on our customers' premises and are connected to our network with a dedicated leased line. We recently acquired a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities in the U.S. from Winstar. These facilities will allow us to offer our Direct Service customers greater bandwidth capacity and eliminate the need for a dedicated leased line at a customer's premises. In the first quarter of 1999 we began to provide access to our network through our ISDN Tracked Service. Our ISDN Tracked Service offers the security and predictability of dial-up connectivity to our network at a slower transmission speed without the performance guarantee of Direct Service. This service does not require a network access device or leased line connectivity. We introduced our Internet Gateway Service in the third quarter of 1999. Internet Gateway Service allows connection to our network over the Internet. We provide hosted media applications with our managed data services that further integrate our services into our customers' digital workflow processes, including Transmission Manager, Info Center, Electronic Job Tickets and Remote Proofing. We commercially introduced our WAM!BASE Data Archiving Service in the first quarter of 2000. Also in the first quarter of 2000, we began to offer Render on Demand, a hosted service that processes computer generated animation into high resolution motion images such as motion picture special effects.

     At March 31, 2000, we had over 11,400 subscribers using our business-to-business e-services. Subscribers are customer sites that access our electronic business-to-business services through our Direct Service, ISDN Tracked Service and Internet Gateway Service.

Revenues

Service revenue

  Our service revenue is directly related to the number of customers, type of service, and volume of data moved, stored or processed. Service revenue is derived primarily from annual or multi-year service contracts, many of which have automatic renewal or extension provisions. These contracts generally include a minimum monthly fee and additional charges for usage that exceeds a minimum monthly service level. We currently offer our services at scaled minimum usage fees, which typically range from $650 per month to $4,000 per month for Direct Service, and from $45 per month to $360 per month for ISDN Tracked Service. We record monthly service revenue for Direct Service and ISDN Tracked Service based upon contracts signed with customers, following installation of equipment and commencement of service at a customer's premises. Our Internet Gateway Service is priced primarily on a per-megabyte basis and recognized as revenue in the month the service is provided. Our Render on Demand service is billed per computer processing unit hour and revenues are recognized as the service is provided to the customer. We began to earn service revenue from ISDN Tracked Service and Internet Gateway Service in March and September 1999, respectively. Our WAM!BASE Archive Service is priced on the basis of megabytes stored per month.

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

Selling, general and administrative

  Our selling expense consists primarily of the salaries and commissions of our direct sales force and our global marketing groups, commissions for channel partners, and the costs of ongoing marketing activities such as promotions and channel development. Our sales and marketing efforts are focused on expanding our customer base and increasing utilization on our network. Accordingly, we offer new and existing services and develop new channels to sell and support our services. We also seek to increase the utilization of our network with the assistance of our influential customers who encourage their workflow partners to use our services.

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

Results of Operations

Three Month Period Ended March 31, 2000 Compared with Three Month Period Ended March 31, 1999

Revenues

  Total revenue for the three months ended March 31, 2000 was $7.9 million compared to $4.8 million for the three months ended March 31, 1999, an increase of $3.1 million or 63.2%. This increase in revenues was due to a greater demand for managed data and application services.

  Net service revenue was $6.2 million for the three months ended March 31, 2000 compared to $3.1 million for the three months ended March 31, 1999, an increase of $3.1 million or 97.7%. This increase in net service revenue was primarily due to growth in the number of subscribers purchasing our services and increased utilization by subscribers.

  Revenues from software and hardware sales for the three months ended March 31, 2000 and 1999 remained flat at $1.7 million. We expect that sales of 4-Sight software and hardware products will continue shifting to sales of service contracts.

Operating Expenses

Network communication

  Network communication expense for the three months ended March 31, 2000 was $7.2 million compared to $6.5 million for the three months ended March 31, 1999, an increase of $0.7 million or 10.7%. Network communication expenses increased as a result of increased local loop connections directly related to growth in the number of our Direct Service customers, and from expenses incurred as a result of expanding our domestic and foreign network operations through the installation of additional hubs. Average monthly communication expense per Direct Service customer has declined, and is expected to continue to decline, as a result of increased customer utilization of our backbone capacity and declining costs of North American local loop connections. These trends were partially offset by growth in our Direct Service customer base in Europe, where local loop costs are generally higher than in North America. We continue to incur substantial network communication expense as we deploy our network and related services and applications globally; however, we expect the network communications expense as a percentage of revenue to decline.

Software and hardware

  The cost of software and hardware for the three months ended March 31, 2000 was $0.5 million compared to $0.8 million for the three months ended March 31, 1999. This decrease reflects the mix of hardware and software sold as stand alone products or in association with ISDN Tracked Service agreements.

Network operations and development

  Network operations and development expense for the three months ended March 31, 2000 was $5.4 million compared to $6.0 million for the three months ended March 31, 1999, a decrease of $0.6 million or 9.4%. The decrease was primarily due to completion of several development projects during 1999, including ISDN Tracked Service, Internet Gateway Service and WAM!BASE Data Archiving Service and the discontinuance of related outsourced development costs, partially offset by costs incurred for establishing our network operations center in

Belgium and deploying our network in Europe. We expect that network operations costs will increase as our network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

Selling, general and administrative

  Selling, general and administrative expense for the three months ended March 31, 2000 was $11.9 million compared to $10.3 million, an increase of $1.6 million or 15.7%. The increase reflects increases in marketing expenses, for introduction of new services and tradeshows, and increases to support the growth of the company. We expect to continue to incur significant selling, general and administrative expenses as we continue to increase market penetration and traffic among existing customers. We expect selling, general and administrative expenses will continue to decline as a percentage of revenue.

Depreciation and amortization

  Depreciation and amortization for the three months ended March 31, 2000 was $8.7 million compared to $8.2 million for the three months ended March 31, 1999, an increase of $0.5 million or 5.5%. This increase was primarily due to depreciation of additional network and related equipment purchased for network expansion. Included in these totals for 2000 and 1999 was $1.7 million of amortization expense relating to the goodwill recorded in connection with the 4-Sight and Freemail acquisitions. We anticipate that depreciation and amortization expense will increase in future periods as we continue to purchase equipment and expand operations, and as we begin to depreciate the wireless network facilities purchased from Winstar.

Interest income

  Interest income for both of the three months ended March 31, 2000 and March 31, 1999 was $0.2 million.

Interest expense

  Interest expense for the three months ended March 31, 2000 was $15.3 million compared to $10.1 million for the three months ended March 31, 1999, an increase of $5.2 million or 51.5%. The increase is related to the increase in long-term debt necessary to fund operations including network facilities. Included in interest expense for the three months ended March 31, 2000 and 1999, are non-cash charges of $7.1 million, and $8.6 million related to the amortization of deferred financing charges and the value of warrants issued in connection with debt financing transactions.

Other income

  Other income for the three months ended March 31, 2000 was $1.1 million compared to $.03 million for the three months ended March 31, 1999, an increase of $1.1 million. Other income primarily relates to rental income received from SGI in connection with leasing a portion of the corporate campus facility in Eagan which we received as part of an investment by SGI in March 1999.

Income taxes and net loss

  At March 31, 2000, we had approximately $211.5 million of net operating loss carryforwards. These carryforwards are available to offset future taxable income through the year 2020 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986. These limitations may result in the expiration of net operating loss carryforwards before they can be utilized.

Liquidity and Capital Resources

  Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $346.6 million as of March 31, 2000. We expect to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. Through March 31, 2000, we have issued equity and debt securities and incurred other borrowings resulting in cash received by us of $432.0 million. We have used the majority of these proceeds to expand our global network, to build our customer base and for geographic expansion. In addition, we expanded our operations in Europe through the acquisition of 4-Sight for $16.4 million in cash and the issuance of equity securities. Our ability to achieve profitability and positive cash flow from operations will be dependent on substantially growing our revenues and realizing increased operating efficiencies.

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

  Under related agreements, Winstar has committed to purchase from us $12.5 million of services, which Winstar can use itself or resell to third parties. Winstar's commitment was prepaid in December 1999, which prepayment has been recorded as deferred revenue. We have also entered into a sublease agreement with Winstar for space in our Minnesota data center. In December 1999, Winstar made a one-time advance payment of approximately $12.5 million. We are required to repay this advance payment at $200,000 per month over 10 years, at an imputed interest rate of 15.7%. We have recorded the advance payment as a borrowing. Winstar is required to make monthly payments of approximately $81,000 over 10 years.

  In March, 2000, the Company entered into a transaction whereby Winstar Communications, Inc. purchased a total of 85,000 shares of Class E convertible preferred stock for $85 million, of which $35 million was paid in cash and $50 million was paid in the form of 1,071,429 shares of Winstar common stock valued at $46.66 per share as adjusted for the Winstar 3-for-2 stock split declared in February 2000. Also in this transaction, other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate $16.7 million in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Each of the two largest purchasers of Class E convertible preferred stock has the right to designate one director, and vote on an as-converted basis, provided that no holder (based solely on its ownership of Class E convertible preferred stock) shall be entitled to more than the number of votes equal 17.5% of the voting power outstanding on the record date for the vote being taken (and therefore to the extent that its ownership of Class E convertible preferred stock would entitle it to voting power in excess of 17.5%, the voting power shall be reduced to that percentage) and provided further that, with respect to any holder of fewer than 50,000 shares of Class E convertible preferred stock, the maximum voting percentage any such holder may have is equal to 17.5% multiplied by a ratio, the numerator of which is the number of shares of Class E convertible preferred stock held by such stockholder and the denominator of which is 50,000, on all matters submitted to the vote of common stock holders, including the election of directors. The Class E convertible preferred stock is initially convertible into 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti- dilution provisions. Holders of Class E convertible preferred shares may convert their shares into common stock at any time, and are required to convert their shares into common stock on the last trading day of the first 20 consecutive trading days during which the weighted average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share.

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

  In February and March 2000, we sold to Sumitomo and other investors 10,000 shares of our Class G convertible preferred stock for $10 million in cash. Holders of Class G convertible preferred stock have the right to vote, on an as-converted basis, with holders of common stock on all matters submitted to a vote of stockholders. The Class G convertible preferred stock is initially convertible into 1,937,984 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. The shares of Class G convertible preferred stock will mandatorily convert into shares of common stock upon completion of this offering.

  We believe the capital resources obtained from the foregoing transactions, together with other financing resources available to the Company, will be sufficient to fund our business plan through the current fiscal year.

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

Item 3--Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rates

  During the three month period ended March 31, 2000, our revenue originating outside the U.S. was 36.1% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

  We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our $25 million revolving credit facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the three months ended March 31, 2000, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as our 13.25% senior discount notes, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

Cash Equivalents and Investments

  We account for cash equivalents and our investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Our investment is classified as available-for-sale and is recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity.


                          Part II--OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

         (c) The information required by this Item 2 of Part II has been previously reported in Item 2 of Part I of this Form 10-Q, and is incorporated herein by reference. For a complete discussion of the transactions involving recent sales of unregistered securities of the Company please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

         The sale of the Class E Preferred Stock, Class F Preferred Stock and Class G Preferred Stock were exempt from the registration requirements of
Section 5 of the Securities Act of 1933 (the "Securities Act") pursuant to the provisions of Section 4(2) of the Securities Act.



Item 4 - Submission of Matters to Vote of Security Holders.

         On March 29, 2000, the shareholders at a Special Meeting amended the Company's Articles of Incorporation to eliminate certain anti-takeover provisions otherwise applicable under Minnesota law and to require the affirmative vote of at least three-fourths (3/4ths) of the total voting power of the Company to reinstitute the applicability of such provisions. The anti-takeover provisions that were eliminated generally limit the voting rights of securities held by a shareholder representing more than 20% of the voting stock and permit the Company to reacquire such securities from such holder. The shareholders also amended the Articles to eliminate reference to an outdated class of preferred stock and to change the authorized capital of the Company, and also authorized the filing of the Restated Articles of Incorporation incorporating the actions approved at the Special Meeting.

         The votes cast in connection with each such action were as follows:

         1. Providing that Section 302A.671 of Minnesota Statutes ("Control Share Acquisitions") shall not apply to the Company:

                  For:  6,207,520   Against:  2,500  Withhold Authority:  55,833
                  Abstain  18,710,271.

         2. Requiring 3/4ths affirmative vote of the total voting power of the Company to make Section 302A.671 of Minnesota Statutes applicable to the Company in the future:

                  For:  6,206,687   Against:  3,333  Withhold Authority:  55,833
                  Abstain  18,710,271.

         3.       Eliminating reference to outdated Class A Preferred stock:

                  For:  6,262,520   Against:  2,500  Withhold Authority:  833
                  Abstain  18,710,271.

         4. Changing authorized capital stock from 490,000,000 common shares and 10,000,000 undesignated shares to 480,000,000 common shares and 20,000,000 undesignated shares:

                  For:  6,262,520   Against:  2,500  Withhold Authority:  833
                  Abstain  18,710,271.

         5. Adopting Restated Articles of Incorporation reflecting actions taken at Special Meeting:

                  For:  6,264,187   Against:  833    Withhold Authority:  833
                  Abstain  18,710,271.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

See Exhibit Index

(b)  Reports on Form 8-K

None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                  WAM!NET Inc.

Date: May 11, 2000


                                  By: /s/ Terri F. Zimmerman
                                     ------------------------
                                      Terri F. Zimmerman
                                      Chief Financial Officer

                                 EXHIBIT INDEX

Item
Number                   Description
------                   -----------
2.1           (1)  Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders
                   listed therein.
2.2           (1)  Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications
                   Corporation, NetCo Acquiring Corporation, FreeMail, Inc. and the shareholders listed therein.
2.3           (4)  June 1, 1999 Amendment to the Agreement and Plan of Reorganization, dated December 17, 1997, by and among the Company, NetCo Acquisition Corporation, FreeMail, Inc. and the shareholders listed therin.
3.1            *   Amended and Restated Articles of Incorporation of the Company.
3.2           (1)  By-Laws of the Company.
4.1           (1)  Indenture dated as of March 5, 1998, between the Company, as Issuer, and First Trust National
                   Association, as Trustee.
4.2a          (1)  Certificate for the Rule 144A Original Notes ($200.0 million).
4.2b          (1)  Certificate for the Rule 144A Original Notes ($8.0 million).
4.3           (1)  Certificate for the Regulation S Original Notes.
4.4           (1)  Certificate for the Rule 144A Warrants.
4.5           (1)  Certificate for the Regulation S Warrants.
4.6a          (1)  Rule 144A Unit Certificate. (200,000 Units)
4.6b          (1)  Rule 144A Unit Certificate. (8,030 Units)
4.7           (1)  Certificate for the Regulation S Units.
4.8           (1)  Form of Certificate for the Exchange Notes (incorporated herein by reference and included in
                   Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with Securities and
                   Exchange Commission on May 28, 1998).
4.9           (1)  Common Stock Certificate.
4.10          (1)  Registration Rights Agreement, dated March 5, 1998, among the Company and Merrill Lynch, Pierce,
                   Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital
                   Markets, Inc.
4.11          (1)  Common Stock Registration Rights Agreement, dated as of March 5, 1998, among the Company, MCI
                   WorldCom, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston
                   Corporation and First Chicago Capital Markets, Inc.
4.12          (1)  Warrant Agreement, dated as of March 5, 1998, by and between the Company and First Trust National
                   Association, as Warrant Agent, to purchase Common Stock of the Company.
4.13               Intentionally omitted.
4.14          (2)  Warrants to purchase 4,157,500 Shares of Common Stock of the Company exercisable on or before
                   December 31, 2000, issued to MCI WorldCom, Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4 (File No.
                   333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.15          (2)  Certificate for 13.25% Subordinated Unsecured Convertible Note due August 28, 2005, ($25.0
                   million Note) issued to MCI WorldCom, Inc. on January 13, 1999.
4.16          (2)  Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B Warrants to purchase Common
                   Stock of the Company, issued to MCI WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No.
                   333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.17          (2)  Subordinate Unsecured Convertible Note and Warrant Purchase Agreement between the Company and MCI
                   WorldCom, Inc. dated January 13, 1999.

4.18              (2)  Preferred Stock Purchase Agreement by and between the Company and Silicon Graphics, Inc. dated as of March 3, 1999.
4.19              (2)  Certificate for 150,000 Warrants to purchase shares of Common Stock for the purchase price of
                       $.01 per share dated January 13, 1999.
4.20              (2)  Certificate of Designation of Rights and Preferences of Class A Preferred Stock of the Company
                       filed with the Secretary of State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of the State of Minnesota on March 5, 1999.
4.21              (2)  Certificate of Designation of Rights and Preferences of Class B Convertible Preferred Stock of
                       the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.22              (2)  Certificate of Designation of Rights and Preferences of Class C Convertible Preferred Stock of
                       the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.23              (2)  Certificate of Designation of Rights and Preferences of Class D Convertible Preferred Stock of
                       the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.24              (2)  Certificate representing 115,206 shares of Class A Preferred Stock of the Company issued to MCI
                       WorldCom. Inc. on March 4, 1999.
4.25              (2)  Certificate representing 5,710,425 shares of Class B Convertible Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.
4.26              (2)  Certificate representing 878,527 shares of Class C Convertible Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.
4.27              (2)  Certificate representing 2,196,317 shares of Class D Convertible Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.
4.28              (2)  Stockholders Agreement by and among the Company, Silicon Graphics, Inc. and MCI WorldCom, Inc.
                       dated as of March 4, 1999.
4.29              (2)  Class A Preferred Stock Exchange Agreement by and between the Company and MCI WorldCom, Inc.
                       dated as of March 4, 1999.
4.30              (2)  Class D Preferred Stock Conversion Agreement by and between the Company and MCI WorldCom, Inc.
                       dated as of March 4, 1999.
4.31              (6)  Certificate of Designation of Rights and Preferences of Class E Convertible Preferred Stock of
                       the Company filed with the Secretary of State of the State of Minnesota on February 16, 2000, as
                       corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 8,
                       2000.
4.32              (6)  Certificate of Designation of Rights and Preferences of Class F Convertible Preferred Stock of
                       the Company filed with the Secretary of State of the State of Minnesota on February 11, 2000, as
                       corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 9,
                       2000.
4.33              (6)  Certificates of Designation of Rights and Preferences of Class G Convertible Preferred Stock of
                       the Company filed with the Secretary of State of the State of Minnesota on February 6, 2000.
4.34              (6)  Securities Purchase Agreement, dated as of December 31, 1999, by and between the Company and
                       Winstar Communications, Inc.
4.35              (6)  Securities Purchase Agreement, dated as March 14, 2000, by and between the Company and Cerebrus
                       Partners, L.P.
4.36              (6)  Securities Purchase Agreement, dated February 3, 2000, by and between the Company and Silicon
                       Graphics, Inc.
4.37              (6)  Preferred Stock Purchase Agreement, dated as of February 18, 2000, by and between the Company and the buyers listed on Schedule 1.1 thereto.
4.38              (6)  Form of Certificate for Shares of Class E Convertible Preferred Stock of the Company.
4.39              (6)  Form of Certificate for shares of Class F Convertible Preferred Stock of the Company.
4.40              (6)  Form of Certificate for shares of Class G Convertible Preferred Stock of the Company.
4.41              (6)  Certificate for 200,000 Warrants to purchase shares of Common Stock for the purchase price of
                       $.01 per share issued to MCI WorldCom, Inc. in connection with the 13.25% subordinated unsecured convertible Note, dated January 13, 1999.
10.1              (1)  Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First
                       National Bank of Chicago, as Agent, dated as of September 26, 1997.

10.2         (1)  Ten Percent Convertible Note Purchase Agreement between the Company and MCI WorldCom, Inc., dated
                  September 12, 1996 ($5.0 million Note).
10.3         (1)  Preferred Stock, Subordinated Note and Warrant Purchase Agreement between the Company and MCI
                  WorldCom, Inc., dated November 14, 1996.
10.4         (1)  $28.5 million Seven Percent Subordinated Note due December 31, 2003, payable to MCI WorldCom,
                  Inc.
10.5              Intentionally omitted.
10.6              Intentionally omitted.
10.7         (1)  Right of Refusal Agreement Among WorldCom Inc., Edward Driscoll III and Alan L. Witters dated
                  December 16, 1996.
10.8         (1)  Guaranty Agreement dated September 26, 1997, by and between the Company and MCI WorldCom, Inc.
10.9              Intentionally omitted.
10.10        (1)  Sublease dated September 24, 1997 between the Company and 1250895 Ontario Limited, relating to the property located at 6100 110th Street West, Bloomington, Minnesota.
10.11        (1)  Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time Inc.
10.12        (1)  Standby Agreement dated as of July 19, 1997 by and between MCI WorldCom, Inc. and Time Inc.
10.13             Intentionally omitted.
10.14             Intentionally omitted.
10.15             Intentionally omitted.
10.16             Intentionally omitted.
10.17        (1)  Agreement dated February 11, 1998 between the Company and MCI WorldCom, Inc. modifying certain terms of the (i) 10% Convertible Subordinated Note, due September 30, 1999, (ii) 7% Subordinated
                  Note, due December 31, 2003, and (iii) 100,000 shares of Series A Preferred Stock, all of which are held by MCI WorldCom, Inc. (incorporated herein by reference to exhibit No. 4.17 to the
                  Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and
                  Exchange Commission on May 28, 1998)
10.18        (1)  1994 Stock Option Plan
10.19        (1)  Amended and Restated 1994 Stock Option Plan
10.20        (1)  1998 Combined Stock Option Plan.
10.21        (1)  Agreement dated June 5, 1997 between the Company and WorldCom, Inc. regarding data services provided by MCI WorldCom, Inc. to the Company.
10.22        (3)  Preferred Provider Agreement by and between the Company and Silicon Graphics, Inc., dated as of
                  March 4, 1999 (portions of this exhibit have been ommitted pursuant to a request for confidential treatment and have been filed with the Securities Commission under separate cover).
10.23        (2)  Sale and Purchase Agreement by and between Silicon Graphics, Inc., on behalf of itself and its wholly-owned subsidiary, Cray Research, L.L.C., and the Company dated as of March 4, 1999.
10.24        (2)  Lease by and between the Company and Silicon Graphics, Inc. on behalf of itself and its wholly-owned subsidiary, Cray Research, L.L.C., with respect to the Company's corporate campus facility located in Eagan, Minnesota dated as of March 4, 1999.
10.25             Intentionally omitted.
10.26             Intentionally omitted.
10.27        (4)  Loan and Security Agreement, dated July 16, 199, by and between Foothill Capital Corporation and the Company.
10.28        (5)  Purchase and Sale Agreement and Escrow Instructions,, dated September 30, 1999, between the
                  Company and CCPRE-Eagan, LLC.
10.29        (5)  Amendment No. 1 to the Purchase and Sale Agreement and Escrow Instructions, dated September 30,
                  1999 between the Company and CCPRE-Eagan, LLC.
10.30        (5)  Net Lease, dated September 30, 1999 between the Company and CCPRE-Eagan, LLC.
10.31        (6)  Master Agreement by and between Winstar Wireless, Inc. and the Company, dated December 31, 1999.
27.1              Financial Data Schedule.

________________

(1) Incorporated herein by reference to our Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.
(2) Incorporated herein by reference to our Annual Report on Form 10-K, filed with the SEC on March 31, 1999.
(3) Incorporated herein by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 17, 1999.
(4) Incorporated herein by reference to our Quarterly Report on Form 10-Q, filed with the SEC on August 4, 1999.
(5) Incorporated herein by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1999.
(6) Incorporated herein by reference to our Annual Report on Form 10-K, filed with the SEC on March 15, 2000.
*    Filed herein.