Form 10-Q
period 2000-06-30
WAM NET INC
filed 2000-08-10
CIK 1060274

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

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

As of June 30, 2000 there were 10,797,731 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 22

                                  WAM!NET Inc.

                               INDEX TO FORM 10-Q


Part I--Financial Information
                                                                        Page No.
                                                                        --------
    Item 1--Financial Statements

       Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999.................................................  3

       Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 (unaudited)..................  5

       Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2000 and 1999 (unaudited)..................  6

       Notes to Consolidated Financial Statements (unaudited)..............  8

    Item 2--Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 10

    Item 3--Quantitative and Qualitative Disclosures About Market Risk..... 16

Part II--Other Information

    Item 2--Changes in Sercurities and Use of Proceeds..................... 17

    Item 6--Exhibits and Reports on Form 8-K............................... 17

Signature--................................................................ 18

Exhibit Index--............................................................ 19

                          Part I--FINANCIAL INFORMATION


Item 1--Financial Information


                                  WAM!NET Inc.

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                June 30,  December 31,
                                                                                  2000       1999
                                                                                --------  ------------
                                                                              (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ..............................................   $ 14,893   $ 27,180
     Investment .............................................................     36,295         --
     Accounts receivable, net of allowance of $1,203 and $1,570, respectively      4,281      3,982
     Inventory ..............................................................        874      1,254
     Prepaid expenses and other current assets ..............................      2,850      4,018
                                                                                --------   --------
Total current assets ........................................................     59,193     36,434

Property, plant, and equipment, net .........................................    363,917    358,336
Goodwill, net ...............................................................     18,716     21,421
Deferred financing charges, net .............................................     15,043     18,300
Other assets ................................................................      1,163        764
                                                                                --------   --------
Total assets ................................................................   $458,032   $435,255
                                                                                ========   ========

                                  WAM!NET Inc.

                             (Dollars in thousands)

                                                      June 30,    December 31,
                                                        2000         1999
                                                     ---------    ------------
                                                    (Unaudited)
Liabilities and shareholders' deficit
Current liabilities:
     Accounts payable ............................   $  11,651    $  13,739
     Accrued salaries and wages ..................       5,252        2,839
     Accrued expenses ............................      13,409        6,450
     Deferred Revenue ............................       2,533        2,500
     Current portion of long-term debt ...........      38,497       55,950
                                                     ---------    ---------
Total current liabilities ........................      71,342       81,478
Deferred Revenue .................................      10,000       10,000
Network Facilities Financing .....................     237,969      239,603
Long-term debt, less current portion .............     254,890      250,847
Class A Redeemable Preferred Stock ...............       1,259        1,212
Shareholders' deficit:
     Class B Convertible Preferred Stock .........          57           57
     Class C Convertible Preferred Stock .........           9            9
     Class D Convertible Preferred Stock .........          22           22
     Class E Convertible Preferred Stock .........           1           --
     Class F Convertible Preferred Stock .........          --           --
     Class G Convertible Preferred Stock .........          --           --
     Common Stock ................................         109           95
     Additional paid-in capital ..................     277,350      156,680
     Accumulated deficit .........................    (379,593)    (303,614)
     Accumulated other comprehensive income (loss)     (15,383)      (1,134)
                                                     ---------    ---------
Total shareholders' deficit ......................    (117,428)    (147,885)
                                                     ---------    ---------
Total liabilities and shareholders' deficit ......   $ 458,032    $ 435,255
                                                     =========    =========



                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Operations
             (Dollars in thousands, except share and per share data)

                                                                Three months ended              Six months ended
                                                                      June 30,                        June 30,
                                                                      --------                        --------
                                                               2000            1999            2000            1999
                                                           ------------    ------------    ------------    ------------
                                                                                   (Unaudited)
Revenues:
Net service revenue ....................................          7,274           3,947          13,457           7,075
Software and hardware sales ............................          1,741           1,882           3,453           3,592
                                                           ------------    ------------    ------------    ------------
Total revenue ..........................................          9,015           5,829          16,910          10,667

Operating expenses:
Network communications .................................          6,962           6,246          14,134          12,723
Cost of software and hardware ..........................            488             574           1,034           1,397
Network operations and development .....................          5,370           4,791          10,791          10,773
Selling, general and administrative ....................         13,422          10,971          25,039          21,273
Depreciation and amortization ..........................          9,811           7,851          18,464          16,057
                                                           ------------    ------------    ------------    ------------
                                                                 36,053          30,433          69,462          62,223
                                                           ------------    ------------    ------------    ------------
Loss from operations ...................................        (27,038)        (24,604)        (52,552)        (51,556)

Other income (expense):
     Interest income ...................................            419             229             625             429
     Interest (expense) ................................        (10,059)         (7,417)        (25,320)        (17,491)
     Other income ......................................            477             147           1,269             177
                                                           ------------    ------------    ------------    ------------
Net loss ...............................................   $    (36,201)   $    (31,645)   $    (75,978)   $    (68,441)
Less preferred dividends ...............................         (3,857)         (1,751)         (6,101)         (2,305)
                                                           ------------    ------------    ------------    ------------
Net loss applicable to common stock ....................   $    (40,058)   $    (33,396)   $    (82,079)   $    (70,746)
                                                           ============    ============    ============    ============

Net loss applicable per common share - basic and diluted   $      (3.94)   $      (3.59)   $      (8.33)   $      (7.61)
                                                           ============    ============    ============    ============

Weighted average number of common shares outstanding ...     10,176,625       9,295,786       9,852,136       9,295,786
                                                           ============    ============    ============    ============

                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                 Six months ended
                                                                                     June 30,
                                                                              ----------------------
                                                                                 2000         1999
                                                                              ---------    ---------
                                                                                   (Unaudited)
Operating activities
Net loss ..................................................................   $ (75,978)   $ (68,441)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................      18,464       16,057
     Noncash interest expense, including related warrants values ..........      14,444       15,372
     Value of stock options issued to employees and consultants ...........         259          118
     Changes in operating assets and liabilities:
          Accounts receivable .............................................        (299)        (299)
          Prepaid expenses and other assets ...............................       1,124         (161)
          Accounts payable ................................................      (6,262)      (3,606)
          Accrued expenses ................................................       9,064          434
                                                                              ---------    ---------
Net cash used in operating activities .....................................     (39,184)     (40,526)

Investing activities
Purchases of property and equipment .......................................     (16,327)     (16,976)
Patent expenditures .......................................................          --          (34)
Business acquisitions (net of cash acquired) ..............................        (353)          --
                                                                              ---------    ---------
Net cash used in investing activities .....................................     (16,680)     (17,010)

Financing activities
Proceeds from sale of preferred stock .....................................      68,852       59,498
Proceeds from borrowings (net of financing expenses) ......................       1,068        4,102
Proceeds from exercise of stock options ...................................       1,154            2
Payments on borrowings ....................................................     (26,954)      (2,967)
                                                                              ---------    ---------
Net cash provided by financing activities .................................      44,120       60,635
Effect of foreign currencies on cash ......................................        (543)      (1,321)
                                                                              ---------    ---------
Net increase in cash and cash equivalents .................................     (12,287)       1,778
Cash and cash equivalents at beginning of period ..........................      27,180        6,272
                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................   $  14,893    $   8,050
                                                                              =========    =========


                             See accompanying notes.

                                  WAM!NET Inc.

                             (Dollars in thousands)

                                                                      Six months ended
                                                                           June 30,
                                                                     -----------------
                                                                       2000      1999
                                                                     -------   -------
                                                                         (Unaudited)
Supplemental schedule of noncash financing activities
     Issuance of convertible preferred stock in exchange for
        Winstar Communications, Inc. common stock.................    50,000        --
     Dividends declared but unpaid ...............................        40        23
     Issuance of common stock relating to acquisition ............       459        --
     Purchase of property, plant and equipment in accounts payable     4,174        --

Supplemental schedule of cash flow information
     Cash paid for interest ......................................   $10,123   $ 2,175





                             See accompanying notes.

                                  WAM!NET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)

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


2.   Consolidation Policy and Foreign Currency Translations

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 60% owned joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. All assets and liabilities are translated to U.S. dollars at period-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the period. The functional currencies of the Company's foreign subsidiaries are considered to be the respective subsidiary's local currency. All translation gains and losses resulting from fluctuations in currency exchange rates of these subsidiaries are recorded in equity as a component of accumulated other comprehensive loss.


3.   Short-Term Investments

     The short-term investment consists of Winstar Communications, Inc. common stock which we received as proceeds from the sale of preferred stock. This investment is classified as an available for sale security and is recorded at its fair value at June 30, 2000. The unrealized gains and losses are reflected as a component of accumulated other comprehensive income (loss).


4.   Preferred Stock

In March, 2000, the Company entered into a transaction whereby Winstar Communications, Inc. purchased a total of 85,000 shares of Class E convertible preferred stock for $85,000, of which $35,000 was paid in cash and $50,000 was paid in the form of 1,071,429 shares of Winstar common stock valued at $46.66 per share (as adjusted for the 3-for-2 Winstar stock split declared in February
2000). Other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate $16,725 in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Each of the two largest purchasers of Class E convertible preferred stock has the right to elect one director, and vote on an as-converted basis, not to exceed 17.5% of the total voting power, on all matters submitted to the vote of common stock holders, including the election of directors. The Class E convertible preferred stock is currently convertible into 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share of common stock, subject to anti-dilution provisions. Holders of Class E convertible preferred stock may convert their shares into common stock at any time, and are required to convert their shares into common stock (beginning after the later to occur of (i) the closing of an underwritten public offering of common stock raising at least $50,000 of gross proceeds or (ii) the third anniversary of the date of issuance of the Class E convertible preferred stock) at the then applicable conversion rate, subject to adjustment for certain anti-dilution provisions, on the last trading day of the first period of 20 consecutive trading days during which the average (weighted by trading volume) closing price per share of common stock during such 20 consecutive trading day period is at least 155% of the then applicable conversion price.

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


5.   Comprehensive Income

     Comprehensive income for the Company includes net loss, the effects of currency translation which are charged or credited to the cumulative translation adjustment account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders equity. Comprehensive income for the three and six months in the period ended June 30, 2000 and 1999 was as follows:

----------------------------- ------------------------------------------- --------------------------------------------
                                 For the three months ended June 30,           For the six months ended June 30,
----------------------------- ---------------------- -------------------- ---------------------- ---------------------
(Dollars in thousands)                2000                  1999                  2000                   1999
                                      ----                  ----                  ----                   ----
----------------------------- ---------------------- -------------------- ---------------------- ---------------------

----------------------------- ---------------------- -------------------- ---------------------- ---------------------
Net loss                            $(36,201)             $(31,645)             $(75,978)             $(68,440)
----------------------------- ---------------------- -------------------- ---------------------- ---------------------
Changes in cumulative
translation adjustments                 (186)                 (992)                 (544)               (1,310)
----------------------------- ---------------------- -------------------- ---------------------- ---------------------
Changes in unrealized
gain/loss on investments             (27,991)                                    (13,705)
                                    --------                                    --------
----------------------------- ---------------------- -------------------- ---------------------- ---------------------
Comprehensive loss                  $(64,378)             $(32,113)             $(90,227)             $(69,750)
----------------------------- ---------------------- -------------------- ---------------------- ---------------------

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

Overview

     WAM!NET is a leading global provider of business-to-business e-services for Companies that produce and distribute media. We enable entertainment, advertising, publishing, printing and related media businesses worldwide to collaborate on-line within their workflow supply chains.

     We offer our customers a wide array of e-services that meet their need to collaborate digitally with their workflow partners. Our services, applications and infrastructure provide a common electronic workflow platform that enables our customers to achieve measurable operating efficiencies, cost savings and productivity growth.

     We have made substantial investments in building our global network and our hosting and storage infrastructure. In addition, we have developed an array of digital workflow services to meet the needs and demands of our broad-based customer group. We have also invested in and developed a substantial and skilled customer service group, which makes our services more valuable to existing customers and more attractive to potential customers. Finally, we have made substantial investments in recruiting, training and developing a skilled and knowledgeable sales force, operations workforce and an application development workforce. We use a consultative approach in our sales and marketing efforts to identify and meet our customers' diverse needs. Our initial focus and investment has been in building an installed base of influential customers. We seek to increase the utilization of our service offerings among our existing customers, as well as to broaden our market penetration through the addition of new customers.

     In December 1997, we acquired Freemail Inc., a developer of file transmission and job ticket technology, to support our business-to-business e-services. In March 1998, we established our presence in Europe with the acquisition of 4-Sight Limited, a developer and worldwide marketer of ISDN-based digital data transmission applications. 4-Sight primarily sold software and hardware supporting digital transmission of data to its customer base.

     We offer a wide array of e-services including: (1) managed data transport,
(2) media application hosting, (3) managed data storage, (4) computer animation rendering and (5) Internet-based services. Our services and network infrastructure provide businesses a common electronic platform to seamlessly integrate their digital production processes and accelerate the adoption of complete digital workflow. Access to these services is provided through our Direct Service, ISDN Tracked Service and Internet Gateway Service. Our initial focus through 1998 was our Direct Service. This is our fastest, most secure and reliable media transport service, providing direct, guaranteed access and transport over our managed network. To provide this service we install a Customer Point of Presence (CPOP) device on our customers' premises. Through the CPOP the customer has a direct connection to our network with a dedicated leased high speed connection. We recently acquired a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities in the United States from Winstar. These facilities will allow us to offer our Direct Service customers greater bandwidth capacity and eliminate the need for a leased line to a customer's premise. In the first quarter of 1999 we began to provide access to our network through our ISDN Tracked Service. Our ISDN Tracked Service offers the security and predictability of dial-up connectivity to our network at a slower transmission speed without the performance guarantee of Direct Service. This service does not require an on premise CPOP or leased line connectivity. We introduced our Internet Gateway Service in the third quarter of 1999 that allows connection to our network over the Internet. We also provide our customers hosted media applications with our managed data transport service that further integrate our services into our customers' digital workflow processes, including Transmission Manager, Info Center, Electronic Job Tickets and Remote Proofing and our most recently released ROD service, to manage their workflows, further integrating our services into their workflow process. We commercially introduced our WAM!BASE Data Archiving Service in the first quarter of 2000. Also in the first quarter of 2000, we began to offer Render on Demand, a hosted service that processes computer generated animation into high resolution motion images such as motion picture special effects.

     At June 30, 2000, we had over 13,600 subscribers using our business-to-business e-services. Subscribers are customer sites that access our electronic business-to-business services through our Direct Service, ISDN Tracked Service and Internet Gateway Service.

Revenues

Service revenue

     Our service revenue is directly related to the number of customers, type of service, and volume of data moved, stored or processed. Service revenue is derived primarily from annual or multi-year service contracts, many of which have automatic renewal or extension provisions. These contracts generally include a minimum monthly fee and additional charges for usage that exceed a minimum monthly service level. We currently offer our services at scaled minimum usage fees on our network that typically range from $650 per month to $4,000 per month for Direct Service, and from $45 per month to $360 per month for ISDN Tracked Service. We record monthly service revenue for Direct Service and ISDN Tracked Service based upon contracts signed with customers, following installation of equipment and commencement of service at a customer's premise. Our Internet Gateway Service is priced primarily on a per-megabyte basis and is recognized as revenue in the month the service is provided. Our Render on Demand service is billed per CPU hour and revenues are recognized as the service is provided to the customer. We began to earn service revenue from ISDN Tracked Service and Internet Gateway Service in March and September 1999, respectively, and from Render On Demand services in January 2000. Our WAM!BASE Archive Service is priced on the basis of megabytes stored per month. We began earning service revenue from WAM!BASE in the first quarter of 2000.

Software and hardware sales

     Revenue from software and hardware sales has resulted primarily from the sale of 4-Sight ISDN Manager software and ISDN cards. Our ISDN Tracked Service customers may make a single up-front payment to purchase our software or pay a monthly service fee. In both cases these purchases appear as software and hardware revenue. We are in the process of shifting 4-Sight from a product sales focus to a service model. As a result, we expect software and hardware sales to decline in the future.

Operating Expenses

Network communication

     Network communication expense represents the largest direct cost associated with providing our Transport Service. Network communication expense includes the costs of providing local loop telephone circuits connecting our network access devices at a customer's premises to the nearest distribution hub and the costs of the high bandwidth backbone carrier services which connect the distribution hubs with our network operation, hosting and data storage centers.

     Local telephone circuit connections provided by local exchange carriers to deliver Direct Service, account for the substantial majority of these charges. National and international service carrier charges account for the balance of these charges. Network communication expense is generally a fixed monthly cost per circuit. We believe that growing competition among telephony and communications providers may reduce the future costs of local telephone circuit and backbone connections. We actively seek to obtain and deploy technologies that will reduce the costs of local telephone circuit connections, such as wireless technologies, remote dial-up capabilities and DSL. We also intend to use our network management tools to optimize the use of existing and planned network capacity as volume increases and traffic patterns emerge.

     In December 1999, we purchased a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities from Winstar. When Winstar's wireless technology is deployed it will allow us to deliver increased bandwidth, at speeds ranging from 1.5mb to 155mb per second, to customers in most of the major U.S. metro areas, eliminating the need for leased local circuit connections. This increased bandwidth capability will also allow us to offer bandwidth intensive services, such as render on demand, to new and existing customers.

Software and hardware

     Software and hardware expense reflects the costs of software and hardware sold.

Network operations and development

     Network operations and development expense represents costs directly associated with developing, maintaining, managing and servicing our global private network and expanding our service offerings. These costs include direct labor, vendor service fees, point-of-presence charges and research and development charges, which are often incurred in advance of receiving revenue. Our currently installed network operation centers account for the substantial majority of these direct labor and operating costs. Most of the costs associated with the development of new services and applications, such as WAM!BASE Data Archiving Service, Remote Proofing, ISDN Tracked Service, Internet Gateway Service and Render on Demand, are accounted for as network operations expenses and are incurred in advance of receiving revenue.

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

Depreciation and amortization

     We generally retain ownership of the equipment located on customer premises and most of the hardware and software necessary for our customers to use our services on a turn-key basis. Depreciation and amortization expense includes depreciation of this hardware and software, as well as the equipment located in our distribution hubs and network operation, hosting and data storage centers. We also amortize certain costs relating to the acquisitions of 4-Sight and Freemail, which we acquired using the purchase method of accounting. We anticipate additional capital investments in our network, hosting and storage infrastructure commensurate with customer demand and market opportunity.

Results of Operations

Three and Six Month Periods Ended June 30, 2000 Compared with Three and Six Month Periods Ended June 30, 1999

Revenues

     Total revenue for the three months ended June 30, 2000 was $9.0 million compared to $5.8 million for the three months ended June 30, 1999, an increase of $3.2 million or 54.7%. Total revenue for the six months ended June 30, 2000 was $16.9 million compared to $10.7 million for the six months ended June 30, 1999, an increase of $6.2 million or 58.5%. This increase in revenues was due to increased sales of services resulting from increased demand for managed data services and the introduction of new services including Render on Demand hosted services and WAM!BASE.

     Net service revenue was $7.3 million for the three months ended June 30, 2000 compared to $3.9 million for the three months ended June 30, 1999, an increase of $3.4 million or 84.3%. Net service revenue was $13.5 million for the six months ended June 30, 2000 compared to $7.1 million for the six months ended June 30, 1999, an increase of $6.4 million or 90.2%. This increase in net service revenue was primarily due to growth in the number of subscribers purchasing our services, introductions of new services and increased utilization by subscribers.

     Revenues from software and hardware sales for the three months ended June 30, 2000 and 1999 remained flat at $1.7 million and $1.9 million, respectively. Revenues from software and hardware sales for the six months ended June 30, 2000 and 1999 remained flat at $3.5 million and $3.6 million, respectively. We expect that software and hardware sales will continue at approximately this same level for the last six months of the current fiscal year.

Operating Expenses

Network communication

     Network communication expense for the three months ended June 30, 2000 was $7.0 million compared to $6.2 million for the three months ended June 30, 1999, an increase of $0.8 million or 11.5%. Network communication expense for the six months ended June 30, 2000 was $14.1 million compared to $12.7 million for the six months ended June 30, 1999, an increase of $1.4 million or 11.1%. Network communication expenses increased as a result of increased local loop connections directly related to growth in the number of our Direct Service customers, and from expenses incurred as a result of expanding our domestic and foreign network operations through the installation of additional hubs. Average monthly communication expense per Direct Service customer has declined, and is expected to continue to decline, as a result of increased customer utilization of our backbone capacity and declining costs of North American local loop connections. These trends were partially offset by growth in our Direct Service customer base in Europe, where local loop costs are generally higher than in North America. We continue to incur substantial network communication expense as we deploy our network and related services and applications globally; however, we expect the network communications expense as a percentage of revenue to decline.

Software and hardware

     The cost of software and hardware for the three months ended June 30, 2000 was $0.5 million compared to $0.6 million for the three months ended June 30, 1999, a decrease of $0.1 million or 15.0%. The cost of software and hardware for the six months ended June 30, 2000 was $1.0 million compared to $1.4 million for the six months ended June 30, 1999, a decrease of $0.4 million or 26.0%. This decrease reflects the mix of hardware and software sold as stand alone products or in association with ISDN Tracked Service agreements and results from lower sales.


Network operations and development

     Network operations and development expense for the three months ended June 30, 2000 was $5.4 million compared to $4.8 million for the three months ended June 30, 1999, an increase of $0.6 million or 12.1%. In each of the six month periods ended June 30, 2000 and 1999, network operations and development expense was $10.8 million. The increase for the three months period ended June 30, 2000 compared to the same period in 1999 was primarily due to increased expenditures for development of new service offerings, partially offset by a reduction in operating costs resulting from cost containment measures. We expect that network operations costs will increase as our network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

Selling, general and administrative

     Selling, general and administrative expense for the three months ended June 30, 2000 was $13.4 million compared to $11.0 million, an increase of $2.4 million or 22.3%. Selling, general and administrative expense for the six months ended June 30, 2000 was $25.0 million compared to $21.3 million, an increase of $3.7 million or 17.7%. The increase reflects increased marketing expenses for the introduction of new service and expanding our customer base. We expect to continue to incur significant selling, general and administrative expenses as we continue to increase market penetration and network utilization among existing customers. We expect selling, general and administrative expenses will continue to decline as a percentage of revenue.

Depreciation and amortization

     Depreciation and amortization for the three months ended June 30, 2000 was $9.8 million compared to $7.9 million for the three months ended June 30, 1999, an increase of $1.9 million or 25.0%. Depreciation and amortization for the six months ended June 30, 2000 was $18.5 million compared to $16.1 million for the six months ended June 30, 1999, an increase of $2.4 million or 15.0% . This increase was primarily due to depreciation of additional network and related equipment purchased for network expansion. Included in these totals for 2000 and 1999 was $3.5 million and $3.3 million of amortization expense relating to the goodwill recorded in connection with the 4-Sight and Freemail acquisitions, respectively. We anticipate that depreciation and amortization expense will increase in future periods as we continue to purchase equipment and expand operations and as we begin to depreciate the wireless network facilities purchased from Winstar.

Interest income

     Interest income for the three months ended June 30, 2000 was $0.4 million compared to $0.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income was $0.6 million compared to $0.4 million for the six months ended June 30, 1999. The increase in interest income reflects the increase in our average monthly cash balance.

Interest expense

     Interest expense for the three months ended June 30, 2000 was $10.1 million compared to $7.4 million for the three months ended June 30, 1999, an increase of $2.7 million or 36.5%. Interest expense for the six months ended

June 30, 2000 was $25.3 million compared to $17.5 million for the six months ended June 30, 1999, an increase of $7.8 million or 44.6%. The increase is related to the increase in long-term debt incurred to fund operations. Included in interest expense for the three months ended June 30, 2000 and 1999, are non-cash charges of $7.6 million and $6.8 million, and $15.2 million and $15.4 million for the six months ended June 30, 2000 and 1999 related to the amortization of deferred financing charges and the value of warrants issued in connection with debt financing transactions.

Other income

     Other income for the three months ended June 30, 2000 was $0.5 million compared to $0.1 million for the three months ended June 30, 1999, an increase of $0.4 million. Other income for the six months ended June 30, 2000 was $1.3 million compared to $0.2 million for the six months ended June 30, 1999, an increase of $1.1 million. Other income primarily relates to additional minority investments received in connection with our joint venture in Japan and rental income received from SGI in connection with leasing a portion of our corporate campus facility in Eagan.

Income taxes and net loss

     At June 30, 2000, we had approximately $287.0 million of net operating loss carryforwards. These carryforwards are available to offset future taxable income through the year 2020 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986. These limitations may result in the expiration of net operating loss carryforwards before they can be utilized.


Liquidity and Capital Resources

     Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $384.4 million as of June 30, 2000. We expect to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. Through June 30, 2000, we have issued equity and debt securities and incurred other borrowings resulting in cash received by us of $432.0 million. We have used the majority of these proceeds to expand our global network, to build our customer base and for geographic expansion. In addition, we expanded our operations in Europe through the acquisition of 4-Sight for $16.4 million in cash and the issuance of equity securities. Our ability to achieve profitability and positive cash flow from operations will be dependent on substantially growing our revenues and realizing increased operating efficiencies.

     In March, 2000, the Company entered into a transaction whereby Winstar Communications, Inc. purchased a total of 85,000 shares of Class E convertible preferred stock for $85 million, of which $35 million was paid in cash and $50 million was paid in the form of 1,071,429 shares of Winstar common stock valued at $46.66 per share as adjusted for the Winstar 3-for-2 stock split declared in February 2000. Also in this transaction, other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate $16.7 million in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Each of the two largest purchasers of Class E convertible preferred stock has the right to designate one director, and vote on an as-converted basis on all matters submitted to the vote of common stockholders provided that no holder (based solely on its ownership of Class E convertible preferred stock) shall be entitled to more than the number of votes equal to 17.5% of the voting power outstanding on the record date for the vote being taken (and therefore to the extent that its ownership of Class E convertible preferred stock would entitle it to voting power in excess of 17.5%, the voting power shall be reduced to that percentage) and provided further that, with respect to any holder of fewer than 50,000 shares of Class E convertible preferred stock, the maximum voting percentage any such holder may have is equal to 17.5% multiplied by a ratio, the numerator of which is the number of shares of Class E convertible preferred stock held by such stockholder and the denominator of which is 50,000 on all matters submitted to the vote of common stock holders, including the election of directors. The Class

E convertible preferred stock is initially convertible into 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. Holders of Class E convertible preferred shares may convert their shares into common stock at any time, and are required to convert their shares into common stock on the last trading day of the first 20 consecutive trading days during which the weighted average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share.

     In February 2000, SGI purchased 10,000 shares of our Class F convertible preferred stock from us for $10 million in cash. The rights and preferences of the Class F convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of our Class E convertible preferred stock, except that the holders of Class F convertible preferred stock do not have the right to separately elect directors and there is no cap on the voting power of that class. The Class F convertible preferred stock is initially convertible into a total of 1,937,984 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. The shares of Class F convertible preferred stock will mandatorily convert into shares of common stock upon completion of an underwritten public offering of our common stock raising at least $50,000,000 of gross proceeds.

     In February and March 2000, we sold to Sumitomo and other investors 10,000 shares of our Class G convertible preferred stock for $10 million in cash. Holders of Class G convertible preferred stock have the right to vote, on an as-converted basis, on all matters submitted to a vote of the common stockholders. The Class G convertible preferred stock is initially convertible into 1,937,984 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. The shares of Class G convertible preferred stock will mandatorily convert into shares of common stock upon completion of an underwritten initial public offering of our common stock raising at least $50,000,000 of gross proceeds.

     We believe the capital resources obtained from the foregoing transactions, together with other financing resources available to the Company, will be sufficient to fund our business plan through the end of the current fiscal year.


Item 3--Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rates

     During the six months ended June 30, 2000, our revenue originating outside the U.S. was 33.6% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

     Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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

     We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our $25 million revolving credit facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the six months ended June 30, 2000, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as our 13.25% senior discount notes, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

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

Date: August 9, 2000



                                            By: /s/ Terri F. Zimmerman
                                                ------------------------
                                                Terri F. Zimmerman
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Item
Number             Description
------             -----------

2.1     (1) Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders listed therein.
2.2     (1) Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications Corporation, NetCo Acquiring Corporation, FreeMail, Inc. and the shareholders listed therein.
2.3     (4) June 1, 1999 Amendment to the Agreement and Plan of Reorganization,
            dated December 17, 1997, by and among the Company, NetCo Acquisition Corporation, FreeMail, Inc. and the shareholders listed therin.
3.1     (7) Amended and Restated Articles of Incorporation of the Company.
3.2     (1) By-Laws of the Company.
4.1     (1) Indenture dated as of March 5, 1998, between the Company, as Issuer, and First Trust National Association, as Trustee.
4.2a    (1) Certificate for the Rule 144A Original Notes ($200.0 million).
4.2b    (1) Certificate for the Rule 144A Original Notes ($8.0 million).
4.3     (1) Certificate for the Regulation S Original Notes.
4.4     (1) Certificate for the Rule 144A Warrants.
4.5     (1) Certificate for the Regulation S Warrants.
4.6a    (1) Rule 144A Unit Certificate. (200,000 Units)
4.6b    (1) Rule 144A Unit Certificate. (8,030 Units)
4.7     (1) Certificate for the Regulation S Units.
4.8     (1) Form of Certificate for the Exchange Notes (incorporated herein by reference and included in Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with Securities and Exchange Commission on May 28, 1998).
4.9     (1) Common Stock Certificate.
4.10    (1) Registration Rights Agreement, dated March 5, 1998, among the
            Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc.
4.11    (1) Common Stock Registration Rights Agreement, dated as of March 5,
            1998, among the Company, MCI WorldCom, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc.
4.12    (1) Warrant Agreement, dated as of March 5, 1998, by and between the
            Company and First Trust National Association, as Warrant Agent, to purchase Common Stock of the Company.
4.13        Intentionally omitted.
4.14    (2) Warrants to purchase 4,157,500 Shares of Common Stock of the Company exercisable on or before December 31, 2000, issued to MCI WorldCom, Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.15    (2) Certificate for 13.25% Subordinated Unsecured Convertible Note due
            August 28, 2005, ($25.0 million Note) issued to MCI WorldCom, Inc. on January 13, 1999.
4.16    (2) Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B
            Warrants to purchase Common Stock of the Company, issued to MCI WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.17    (2) Subordinate Unsecured Convertible Note and Warrant Purchase
            Agreement between the Company and MCI WorldCom, Inc. dated January 13, 1999.

4.18    (2) Preferred Stock Purchase Agreement by and between the Company and
            Silicon Graphics, Inc. dated as of March 3, 1999.
4.19    (2) Certificate for 150,000 Warrants to purchase shares of Common Stock for the purchase price of $.01 per share dated January 13, 1999.
4.20    (2) Certificate of Designation of Rights and Preferences of Class A
            Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of the State of Minnesota on March 5, 1999.
4.21    (2) Certificate of Designation of Rights and Preferences of Class B
            Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.22    (2) Certificate of Designation of Rights and Preferences of Class C
            Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.23    (2) Certificate of Designation of Rights and Preferences of Class D
            Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.24    (2) Certificate representing 115,206 shares of Class A Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.
4.25    (2) Certificate representing 5,710,425 shares of Class B Convertible
            Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.
4.26    (2) Certificate representing 878,527 shares of Class C Convertible
            Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.
4.27    (2) Certificate representing 2,196,317 shares of Class D Convertible
            Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.
4.28    (2) Stockholders Agreement by and among the Company, Silicon Graphics,
            Inc. and MCI WorldCom, Inc. dated as of March 4, 1999.
4.29    (2) Class A Preferred Stock Exchange Agreement by and between the
            Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.30    (2) Class D Preferred Stock Conversion Agreement by and between the
            Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.31    (6) Certificate of Designation of Rights and Preferences of Class E
            Convertible Preferred Stock of the Company filed with tSecretary of State of the State of Minnesota on February 16, 2000, as corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 8, 2000.
4.32    (6) Certificate of Designation of Rights and Preferences of Class F
            Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on February 11, 2000, as corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 9, 2000.
4.33    (6) Certificates of Designation of Rights and Preferences of Class G
            Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on February 6, 2000.
4.34    (6) Securities Purchase Agreement, dated as of December 31, 1999, by and between the Company and Winstar Communications, Inc.
4.35    (6) Securities Purchase Agreement, dated as March 14, 2000, by and between the Company and Cerebrus Partners, L.P.
4.36    (6) Securities Purchase Agreement, dated February 3, 2000, by and between the Company and Silicon Graphics, Inc.
4.37    (6) Preferred Stock Purchase Agreement, dated as of February 18, 2000, by and between the Company and the buyers listed on Schedule 1.1 thereto.
4.38    (6) Form of Certificate for Shares of Class E Convertible Preferred
            Stock of the Company.
4.39    (6) Form of Certificate for shares of Class F Convertible Preferred
            Stock of the Company.
4.40    (6) Form of Certificate for shares of Class G Convertible Preferred
            Stock of the Company.
4.41    (6) Certificate for 200,000 Warrants to purchase shares of Common Stock for the purchase price of $.01 per share issued to MCI WorldCom, Inc. in connection with the 13.25% subordinated unsecured convertible Note, dated January 13, 1999.
10.1    (1) Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First National Bank of Chicago, as Agent, dated as of September 26, 1997.

10.2    (1) Ten Percent Convertible Note Purchase Agreement between the Company and MCI WorldCom, Inc., dated September 12, 1996 ($5.o million
            Note).
10.3    (1) Preferred Stock, Subordinated Note and Warrant Purchase Agreement
            between the Company and MCI WorldCom, Inc., dated November 14, 1996.
10.4    (1) $28.5 millioin Seven Percent Subordinated Note due December 31,
            2003, payable to MCI WorldCom, Inc.
10.5        Intentionally omitted.
10.6        Intentionally omitted.
10.7    (1) Right of Refusal Agreement Among WorldCom Inc., Edward Driscoll III
            and Alan L. Witters dated December 16, 1996.
10.8    (1) Guaranty Agreement dated September 26, 1997, by and between the
            Company and MCI WorldCom, Inc.
10.9        Intentionally omitted.
10.10   (1) Sublease dated September 24, 1997 between the Company and 1250895
            Ontario Limited, relating to the property located at 6100 110th
            Street West, Bloomington, Minnesota.
10.11   (1) Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time Inc.
10.12   (1) Standby Agreement dated as of July 19, 1997 by and between MCI
            WorldCom, Inc. and Time Inc.
10.13       Intentionally omitted.
10.14       Intentionally omitted.
10.15       Intentionally omitted.
10.16       Intentionally omitted.
10.17   (1) Agreement dated February 11, 1998 between the Company and MCI
            WorldCom, Inc. modifying certain terms of the (i) 10% Convertible
            Subordinated Note, due September 30, 1999, (ii) 7% Subordinated
            Note, due December 31, 2003, and (iii) 100,000 shares of Series A
            Preferred Stock, all of which are held by MCI WorldCom, Inc.
            (incorporated herein by reference to exhibit No. 4.17 to the
            Company's Registration Statement on Form S-4 (File No. 333-53841)
            filed with the Securities and Exchange Commission on May 28, 1998)
10.18   (1) 1994 Stock Option Plan
10.19   (1) Amended and Restated 1994 Stock Option Plan
10.20   (1) 1998 Combined Stock Option Plan.
10.21   (1) Agreement dated June 5, 1997 between the Company and WorldCom, Inc.
            regarding data services provided by MCI WorldCom, Inc. to the
            Company.
10.22   (3) Preferred Provider Agreement by and between the Company and Silicon
            Graphics, Inc., dated as of March 4, 1999 (portions of this exhibit have been ommitted pursuant to a request for confidential treatment and have been filed with the Securities Commission under separate cover).
10.23   (2) Sale and Purchase Agreement by and between Silicon Graphics, Inc., on behalf of itself and its wholly-owned subsidiary, Cray Research,
            L.L.C., and the Company dated as of March 4, 1999.
10.24   (2) Lease by and between the Company and Silicon Graphics, Inc. on behalf of itself and its wholly-owned subsidiary, Cray Research,
            L.L.C., with respect to the Company's corporate campus facility located in Eagan, Minnesota dated as of March 4, 1999.
10.25       Intentionally omitted.
10.26       Intentionally omitted.
10.27   (4) Loan and Security Agreement, dated July 16, 199, by and between
            Foothill Capital Corporation and the Company.
10.28   (5) Purchase and Sale Agreement and Escrow Instreuctins, dated September
            30, 1999, between the Company and CCPRE-Eagan, LLC.
10.29   (5) Amendment No. 1 to the Purchase and Sale Agreement and Escrow
            Instructions, dated September 30, 1999 between the Company and
            CCPRE-Eagan, LLC.
10.30   (5) Net Lease, dated September 30, 1999 between the Company and
            CCPRE-Eagan, LLC.
10.31   (6) Master Agrement by and between Winstar Wireless, Inc. and the
            Company, dated December 31, 1999.
27.1    *   Financial Data Schedule.
----------------

(1) Incorporated herein by reference to our Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.
(2) Incorporated herein by reference to our Annual Report on Form 10-K, filed with the SEC on March 31, 1999.
(3) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 17, 1999.
(4) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on August 4, 1999.
(5) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1999.
(6) Incorporated herin by reference to our Annual Report on Form 10-K, filed with the SEC on March 15, 2000.
(7) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2000.
*     Filed herin.