Form 10-Q
period 2000-09-30
WAM NET INC
filed 2000-11-14
CIK 1060274

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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

As of October 31, 2000 there were 11,103,771 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 24

                                  WAM!NET Inc.

                               INDEX TO FORM 10-Q

                                                                                                        Page No.
                                                                                                        --------
Part I--Financial Information

          Item 1--Financial Statements

                 Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31,
                   1999...............................................................................     3

                 Consolidated Statements of Operations for the three and nine month periods
                   ended September 30, 2000 and 1999 (unaudited)......................................     5

                 Consolidated Statements of Cash Flows for the three and nine month periods
                   ended September 30, 2000 and 1999 (unaudited)......................................     6

                 Notes to Consolidated Financial Statements (unaudited)...............................     8

          Item 2--Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..........................................................     11

          Item 3--Quantitative and Qualitative Disclosures About Market Risk..........................     18

Part II--Other Information

          Item 2--Changes in Sercurities and Use of Proceeds...........................................    19

          Item 6--Exhibits and Reports on Form 8-K.....................................................    19

Signature--        ....................................................................................    20

Exhibit Index--    ....................................................................................    21

                          Part I--FINANCIAL INFORMATION


Item 1--Financial Information


                                  WAM!NET Inc.

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                              September 30,  December 31,
                                                                                  2000           1999
                                                                              ------------   ------------
                                                                                      (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ............................................      $  7,987      $ 27,180
     Investment ...........................................................         4,982            --
     Accounts receivable, net of allowance of $647 and $1,570, respectively         4,581         3,982
     Inventory ............................................................           569         1,254
     Prepaid expenses and other current assets ............................         4,309         4,018
                                                                                 --------      --------
Total current assets ......................................................        22,428        36,434

Property, plant, and equipment, net .......................................       365,193       358,336
Goodwill, net .............................................................        17,315        21,421
Deferred financing charges, net ...........................................        13,542        18,300
Other assets ..............................................................         1,127           764
                                                                                 --------      --------
Total assets ..............................................................      $419,605      $435,255
                                                                                 ========      ========

                                  WAM!NET Inc.

                             (Dollars in thousands)


                                                    September 30,   December 31,
                                                         2000           1999
                                                     ------------   -----------
                                                     (Unaudited)
Liabilities and shareholders' deficit
Current liabilities:
     Accounts payable .........................      $  14,505       $  13,739
     Accrued salaries and wages ...............          4,450           2,839
     Accrued expenses .........................         13,949           6,450
     Deferred revenue .........................          2,520           2,500
     Current portion of long-term debt ........         38,076          55,950
                                                     ---------       ---------
Total current liabilities .....................         73,500          81,478
Deferred revenue ..............................         10,000          10,000
Network Facilities Financing ..................        236,962         239,603
Long-term debt, less current portion ..........        259,869         250,847
Class A Redeemable Preferred Stock ............          1,279           1,212
Shareholders' deficit:
     Class B Convertible Preferred Stock ......             57              57
     Class C Convertible Preferred Stock ......              9               9
     Class D Convertible Preferred Stock ......             22              22
     Class E Convertible Preferred Stock ......              1              --
     Class F Convertible Preferred Stock ......             --              --
     Class G Convertible Preferred Stock ......             --              --
     Class H Convertible Preferred Stock ......             --              --
     Common Stock .............................            111              95
     Additional paid-in capital ...............        282,933         156,680
     Accumulated deficit ......................       (432,803)       (303,614)
     Accumulated other comprehensive loss .....        (12,335)         (1,134)
                                                     ---------       ---------
Total shareholders' deficit ...................       (162,005)       (147,885)
                                                     ---------       ---------
Total liabilities and shareholders' deficit ...      $ 419,605       $ 435,255
                                                     =========       =========



                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Operations
             (Dollars in thousands, except share and per share data)

                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                       -------------                  -------------
                                                                    2000           1999            2000           1999
                                                                    ----           ----            ----           ----
                                                                                        (Unaudited)
Revenues:
Net service revenue ........................................   $      8,813    $      4,787    $     22,270    $     11,861
Software and hardware sales ................................          1,522           2,029           4,975           5,622
                                                               ------------    ------------    ------------    ------------
Total revenue ..............................................         10,335           6,816          27,245          17,483

Operating expenses:
Network communications .....................................          7,096           6,767          21,230          19,489
Cost of software and hardware ..............................            614             823           1,648           2,220
Network operations and development .........................          5,825           6,447          16,616          17,222
Selling, general and administrative ........................         13,336           9,281          38,375          30,552
Restructuring charge .......................................          1,657              --           1,657              --
Depreciation and amortization ..............................         10,831           8,850          29,295          24,908
                                                               ------------    ------------    ------------    ------------
                                                                     39,359          32,168         108,821          94,391
                                                               ------------    ------------    ------------    ------------
Loss from operations .......................................        (29,024)        (25,352)        (81,576)        (76,908)

Other income (expense):
     Loss on investment ....................................        (14,697)             --         (14,697)             --
     Interest income .......................................             90              90             715             520
     Interest expense ......................................        (10,145)         (7,988)        (35,465)        (25,479)
     Other income ..........................................            565             208           1,834             383
                                                               ------------    ------------    ------------    ------------
Net loss ...................................................   $    (53,211)   $    (33,042)   $   (129,189)   $   (101,484)
Less preferred dividends ...................................         (3,974)         (1,800)        (10,075)         (4,105)
                                                               ------------    ------------    ------------    ------------
Net loss applicable to common stock ........................   $    (57,185)   $    (34,842)   $   (139,264)   $   (105,589)
                                                               ============    ============    ============    ============

Net loss applicable per common share - basic and diluted....   $      (5.28)   $      (3.75)   $     (13.66)   $     (11.36)
                                                               ============    ============    ============    ============

Weighted average number of common shares outstanding .......     10,833,879       9,296,339      10,198,006       9,296,339
                                                               ============    ============    ============    ============


                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                Nine months ended
                                                                                  September 30,
                                                                                2000         1999
                                                                              ---------    ---------
                                                                                   (Unaudited)
Operating activities
Net loss ..................................................................   $(129,189)   $(101,484)
Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on sale of investment ...........................................      14,697           --
     Depreciation and amortization ........................................      29,295       24,908
     Minority Interest share of net loss ..................................        (939)          --
     Noncash interest expense, including related warrants values ..........      22,872       21,864
     Loss on disposal of property and equipment ...........................          --        1,354
     Value of stock options issued to employees and consultants ...........         358          145
     Changes in operating assets and liabilities:
          Accounts receivable .............................................        (698)      (1,671)
          Prepaid expenses and other assets ...............................           6         (806)
          Accounts payable ................................................      (3,025)      (3,151)
          Accrued expenses ................................................       8,789          646
                                                                              ---------    ---------
Net cash used in operating activities .....................................     (57,834)     (58,195)


Investing activities
Purchases of property and equipment .......................................     (26,871)     (18,846)
Proceeds from sale of Winstar common stock ................................      20,303           --
Business acquisitions (net of cash acquired) ..............................        (353)        (250)
                                                                              ---------    ---------
Net cash used in investing activities .....................................      (6,921)     (19,096)


Financing activities
Proceeds from sale of preferred stock .....................................      73,685       59,498
Proceeds from borrowings (net of financing costs) .........................          --       58,509
Proceeds from exercise of stock options ...................................       1,380            5
Proceeds from investment in Joint Venture .................................       1,285           --
Payments on borrowings ....................................................     (29,605)     (14,756)
                                                                              ---------    ---------
Net cash provided by financing activities .................................      46,745      103,256
Effect of foreign currencies on cash ......................................      (1,183)        (318)
                                                                              ---------    ---------
Net increase in cash and cash equivalents .................................     (19,193)      25,647
Cash and cash equivalents at beginning of period ..........................      27,180        6,272
                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................   $   7,987    $  31,919
                                                                              =========    =========


                             See accompanying notes.

                                  WAM!NET Inc.

                             (Dollars in thousands)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                                 2000        1999
                                                                                -------     -------
                                                                                    (Unaudited)
Supplemental schedule of noncash financing activities
     Conversion of accrued dividends to preferred stock ...................          --         152
     Issuance of convertible preferred stock in exchange for land, building          --
        and furniture & fixtures ..........................................                  40,000
     Issuance of convertible preferred stock in exchange for Winstar ......      50,000          --
        Communications, Inc. common stock
     Value of interest cost assigned to warrants ..........................          --       4,297
        Dividends declared but unpaid .....................................          60          47
     Issuance of common stock relating to acquisition .....................         908          --
     Purchase of property, plant and equipment in accounts payable ........       3,791       3,763

Supplemental schedule of cash flow information
     Cash paid for interest ...............................................     $17,505     $ 3,230


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


3.   Short-Term Investments

     The short-term investment consists of Winstar Communications, Inc. common stock which we received as proceeds from the sale of preferred stock. This investment is classified as an available-for -sale security and is recorded at its fair value at September 30, 2000. The unrealized gains and losses are reflected as a component of accumulated other comprehensive loss.


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

     In September 2000, the Company and Winstar entered into a Securities Purchase Agreement (the "Agreement"), pursuant to which the Company has the right to sell to Winstar up to 60,000 shares of Class H Convertible Preferred Stock, par value $.01 per share, at a purchase price of $1,000 per share, at the Company's discretion, upon certain dates and in certain amounts pursuant to the terms of the Agreement, which right shall terminate on January 3, 2001. In connection with the execution of the Agreement, the Company issued a warrant to Winstar to purchase up to 3,000,000 shares of common stock of the Company at a price of $.01 per share, which warrant shall expire on December 31, 2005. The right to purchase 500,000 shares of Common Stock pursuant to the warrant became exercisable upon execution of the Agreement, and the right to purchase the remainder of the Common Stock shall become exercisable as the Company sells the Shares to Winstar pursuant to a schedule set forth in the Agreement. The rights and preferences of the Class H convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock. The Class H convertible preferred stock is convertible into shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. As of November 13, 2000, the Company sold 25,000 shares of Class H convertible preferred stock for an aggregate of $25 million in cash and the right to purchase 950,000 shares of common stock at $.01 per share is currently exercisable pursuant to the warrant.

5.   Comprehensive Income

     Comprehensive income for the Company includes net loss, the effects of currency translation which are charged or credited to the cumulative translation adjustment account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders equity. Comprehensive loss for the three and nine months in the period ended September 30, 2000 and 1999 was as follows:

-----------------------------------------------------------------------------------------------------------------------
                                For the three months ended September 30,      For the nine months ended September 30,
----------------------------- -------------------------------------------- --------------------------------------------
(Dollars in thousands)                2000                   1999                  2000                  1999
                                      ----                   ----                  ----                  ----
----------------------------- ---------------------- --------------------- --------------------- ----------------------

----------------------------- ---------------------- --------------------- --------------------- ----------------------
Net loss                            $(53,211)             $(33,042)             $(129,189)            $(101,484)
----------------------------- ---------------------- --------------------- --------------------- ----------------------
Changes in cumulative                   (640)                  993                 (1,183)                 (619)
translation adjustments
----------------------------- ---------------------- --------------------- --------------------- ----------------------
Change in unrealized                    3,687                --                   (10,018)                --
gain/loss on investments                -----                --                   --------                --
----------------------------- ---------------------- --------------------- --------------------- ----------------------
Comprehensive loss                  $(50,164)             $(32,049)             $(140,390)            $(102,103)
-----------------------------------------------------------------------------------------------------------------------

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

OVERVIEW

     WAM!NET is a leading global provider of information technology services (IT services). Our services are sold on an outsourced transactional basis to businesses and government and enable organizations to convert to more efficient and cost-effective digital business processes. In the commercial arena we focus on companies that produce and distribute media-rich content including broadcast, film and other entertainment companies, as well as corporations that promote brands, advertising agencies, publishers and related businesses. Our services allow these firms to collaborate online with their supply chain partners to improve the process of creating and distributing media-rich content.

     We recently began offering services to departments and agencies of the United States Government that can be accessed under a General Services Administration contract. In addition, on Oct. 6, 2000, the Company was a member of a team, led by EDS, that was awarded the Navy Marine Corps Intranet (NMCI) Contract. The NMCI Contract is for delivery of comprehensive, end-to-end information services through a common computing and communications environment, for Navy and Marine Corps installations throughout the continental United States and other selected installations. The contract is an indefinite- quantity contract, with guaranteed minimum quantities. WAM!NET is a first tier subcontractor to EDS and was identified as the source for infrastructure and network management services, excluding desktop equipment, security systems and long-haul circuits. The NMCI Contract is in the start-up phase and WAM!NET and EDS are currently negotiating the terms of WAM!NET's subcontract.

     We own and operate a private, Internet Protocol (IP) based global network, hosting and storage infrastructure that we have integrated with the public Internet.

     We offer a wide array of IT services including: (1) managed data transport,
(2) application hosting, (3) managed data storage, (4) computer animation rendering, (5) Internet-based services and (6) professional consulting services. Our services and network infrastructure provide businesses a common electronic platform to seamlessly integrate their digital business processes, accelerate the adoption of wholly digital workflow, and achieve measurable operating efficiencies, cost savings and productivity gains.

     Customers can access our network and services through our Direct Service, ISDN Tracked Service or Internet Gateway Service. We first launched the Direct service, our fastest, most secure and reliable digital transport service, providing direct, guaranteed access and transport over our managed network. To provide this service we install a Customer Point of Presence (CPOP) device on our customers' premises. Through the CPOP the customer has a direct connection to our network with a dedicated leased high-speed connection.

     In December 1999, we acquired a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities in the United States from Winstar Communications, Inc. We expect these facilities will allow us to offer our Direct Service customers greater bandwidth capacity and eliminate the need for a leased line to a customer's premise.

    In the first quarter of 1999 we began to provide access to our network through our ISDN Tracked Service. Our

ISDN Tracked Service offers the security and predictability of dial-up connectivity to our network at a slower transmission speed. This service does not require an on-premise CPOP or WAM!NET-provided leased line connection.

     In the third quarter of 1999, we introduced our Internet Gateway Service, which allows connection to our network over the Internet. We provide our customers hosted applications that integrate our service into the customers' digital workflow processes. These services include Transmission Manager, Info Center, Electronic Job Tickets, Remote Proofing and our most recently released Rendering On Demand (ROD) service. We commercially introduced our WAM!BASE Digital Storage Services in the first quarter of 2000. Also in the first quarter of 2000, we began to offer ROD, a hosted service that processes computer-generated animation into high resolution motion images such as motion picture special effects and broadcast advertisements.

     In the third quarter of 2000, we introduced WAM!NET Workspace, an online storage service that augments WAM!NET Digital Storage services. Workspace targets work-in-progress applications, while WAM!BASE is geared toward long-term storage of completed digitral assets for re-use and re-purposing.

         At September 30, 2000, we had over 15,500 commercial subscribers using our network and services. Subscribers are customer sites that access our electronic business-to-business services through our Direct Service, ISDN Tracked Service or Internet Gateway Service.

REVENUES

Service revenue

     Our service revenue is directly related to the number of customers, type of service, and volume of data moved, stored or processed. Service revenue is derived primarily from annual or multi-year service contracts, many of which have automatic renewal or extension provisions. These contracts generally include a minimum monthly fee and additional charges for usage that exceed a minimum monthly service level. We currently offer our transport services at scaled minimum usage fees on our network that typically range from $650 per month to $4,000 per month for Direct Service, and from $45 per month to $360 per month for ISDN Tracked Service. We record monthly service revenue for Direct Service and ISDN Tracked Service based upon contracts signed with customers, following installation of equipment and commencement of service at a customer's premise. Our Internet Gateway Service is priced primarily on a per-megabyte basis and is recognized as revenue in the month the service is provided. Our ROD service is billed per CPU hour and revenues are recognized as the service is provided to the customer. We began to earn service revenue from ISDN Tracked Service and Internet Gateway Service in March and September 1999, respectively, and from Render On Demand services in January 2000. Our WAM!BASE Archive Service is priced on the basis of megabytes stored per month. We began earning service revenue from WAM!BASE in the first quarter of 2000. Professional Services is priced by flat daily rates and on hourly rates determined by the specialized experts requested for the consulting engagement. WAM!NET began earning professional services revenue in the third quarter of 2000.

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

OPERATING EXPENSES

Network communication
---------------------

     Network communication expense represents the largest direct cost associated with providing our Managed Transport Service. Network communication expense includes the costs of providing local loop telephone circuits connecting our network access devices at a customer's premises to the nearest distribution hub as well as the costs of the high bandwidth backbone carrier services that connect the distribution hubs with our network operation, hosting and data storage centers.

     Local telephone circuit connections provided by local exchange carriers to deliver Direct Service account for the substantial majority of these charges. National and international service carrier charges account for the balance of these charges. Network communication expense is generally a fixed monthly cost per circuit. We believe that growing competition among telephony and communications providers may reduce the future costs of local telephone circuit and backbone connections. We actively seek to obtain and deploy technologies that will reduce the costs of local telephone circuit connections, such as wireless technologies and remote dial-up capabilities. We also intend to use our network management tools to optimize the use of existing and planned network capacity as volume increases and traffic patterns emerge.

     In December 1999, we purchased a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities from Winstar. When Winstar's wireless technology is deployed it will allow us to deliver increased bandwidth, at speeds ranging from 1.5mb to 155mb per second, to customers in most of the major U.S. metro areas, eliminating the need for leased local circuit connections. This increased bandwidth capability will also allow us to offer bandwidth-intensive services, such as ROD service, to new and existing customers.

Software and hardware
---------------------

     Software and hardware expense reflects the costs of software and hardware sold.

Network operations and development
----------------------------------

     Network operations and development expense represents costs directly associated with developing, maintaining, managing and servicing our global private network and expanding our service offerings. These costs include direct labor, vendor service fees, point-of-presence charges and research and development charges, which are often incurred in advance of receiving revenue. Our currently installed network operation centers account for the substantial majority of these direct labor and operating costs. Most of the costs associated with the development of new services and applications, such as WAM!BASE Digital Storage Service, Remote Proofing, ISDN Tracked Service, Internet Gateway Service and ROD, are accounted for as network operations expenses and are incurred in advance of receiving revenue.

Selling, general and administrative
-----------------------------------

     Our selling expense consists primarily of the salaries and commissions of our direct sales force and our global marketing groups, commissions for channel partners, and the costs of ongoing marketing activities such as promotions and channel development. Our sales and marketing efforts are focused on expanding our customer base and increasing utilization on our network. Accordingly, we offer new and existing services and develop new channels to sell and support our services. We also seek to increase the utilization of our network with the assistance of our influential customers who encourage their supply chain partners to use our services.

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

Depreciation and amortization
-----------------------------

     We generally retain ownership of the equipment located on customer premises and most of the hardware and software necessary for our customers to use our services on a turnkey basis. Depreciation and amortization expense includes depreciation of this hardware and software, as well as the equipment located in our distribution hubs and network operation, hosting and data storage centers. We also amortize certain costs relating to the acquisitions of 4-Sight and Freemail, which we acquired using the purchase method of accounting. We anticipate additional capital investments in our network, hosting and storage infrastructure commensurate with customer demand and market opportunity.


RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2000 Compared with Three and Nine Month Periods Ended September 30, 1999

REVENUES

     Total revenue for the three months ended September 30, 2000 was $10.3 million compared to $6.8 million for the three months ended September 30, 1999, an increase of $3.5 million or 51.5%. Total revenue for the nine months ended September 30, 2000 was $27.2 million compared to $17.5 million for the nine months ended September 30, 1999, an increase of $9.7 million or 55.4%. This increase in revenues was due to growth in the number of subscribers purchasing our services and from increased utilization of and demand for managed data services and for new services introduced during the current fiscal year, including ROD hosted services, WAM!BASE and professional consulting services.

     Net service revenue was $8.8 million for the three months ended September 30, 2000 compared to $4.8 million for the three months ended September 30, 1999, an increase of $4.0 million or 83.3%. Net service revenue was $22.3 million for the nine months ended September 30, 2000 compared to $11.9 million for the nine months ended September 30, 1999, an increase of $10.4 million or 87.4%. This increase in net service revenue resulted from the factors described above.

     Revenues from software and hardware sales were $1.5 million for the three months ended September 30, 2000 compared to $2.0 million for the three months ended September 30, 1999, a decrease of $0.5 million or 25.0%. Revenues from software and hardware sales were $5.0 million for the nine months ended September 30, 2000 compared to $5.6 million for the nine months ended September
30. 1999, a decrease of $0.6 million or 10.7%. The decrease in software and hardware sales is the direct result of our shifting from sales of 4-Sight software and hardware as stand-alone products to sales of service contracts, partially offset by software purchases associated with ISDN Tracked Service agreements. We expect that software and hardware sales will continue at approximately this same level for the foreseeable future.

OPERATING EXPENSES

Network Communication
---------------------

     Network communication expense for the three months ended September 30, 2000 was $7.1 million compared to $6.8 million for the three months ended September 30, 1999, an increase of $0.3 million or 4.4%. Network communication expense for the nine months ended September 30, 2000 was $21.2 million compared to $19.5 million for the nine months ended September 30, 1999, an increase of $1.7 million or 8.7%. Network communication expenses increased as a result of increased local loop connections directly related to growth in the number of our Direct Service customers, and from expenses incurred as a result of expanding our domestic and foreign network operations through the installation of additional hubs. Average monthly communication expense per Direct Service customer has declined, and is expected to continue to decline, as a result of increased customer utilization of our backbone capacity and declining costs of North American local loop connections. These trends were partially offset by growth in our Direct Service customer base in Europe, where local loop costs are generally higher than in North America. We continue to incur substantial network communication expense as we deploy our network and related services and applications globally; however, we expect the network communications expense as a percentage of revenue to decline.

Software and Hardware
---------------------

     The cost of software and hardware for the three months ended September 30, 2000 was $0.6 million compared to $0.8 million for the three months ended September 30, 1999, a decrease of $0.2 million or 25.0%. The cost of software and hardware for the nine months ended September 30, 2000 was $1.6 million compared to $2.2 million for the nine months ended September 30, 1999, a decrease of $0.6 million or 27.3%. This decrease reflects the decline in software and hardware sales as described above.


Network Operations and Development
----------------------------------

     Network operations and development expense for the three months ended September 30, 2000 was $5.8 million compared to $6.4 million for the three months ended September 30, 1999, a decrease of $0.6 million or 9.4%. Network operations and development expense for the nine months ended September 30, 2000 was $16.6 million compared to $17.2 million for the nine months ended September 30, 1999, a decrease of $0.6 million or 3.5%. The decrease for the three months period ended September 30, 2000 compared to the same period in 1999 was primarily due to completion of development activities for new service offerings and from cost containment measures. We expect that network operations costs will increase as our network expands; however, the cost of network operations as a percentage of revenue is expected to decline.

Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expense for the three months ended September 30, 2000 was $13.3 million compared to $9.3 million, an increase of $4.0 million or 43.0%. Selling, general and administrative expense for the nine months ended September 30, 2000 was $38.4 million compared to $30.5 million, an increase of $7.9 million or 25.9%. The increase reflects increased marketing expenses for the introduction of new services and for expansion of our customer base, as well as expenses associated with government service offerings. We expect to continue to incur significant selling, general and administrative expenses as we continue to increase market penetration and network utilization among existing customers. We expect selling, general and administrative expenses will continue to decline as a percentage of revenue.

Restructuring Charge
--------------------

     Restructuring charge reflects a one-time charge of approximately $1.7 million in September 2000 for severance payable for the termination of certain executives and employees in connection with a reorganization of our operations in Europe. The Company expects to pay out approximately $.8 million of this severance in the 4th quarter of 2000 and the remainder over 24 months.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization for the three months ended September 30, 2000 was $10.8 million compared to $8.9 million for the three months ended September 30, 1999, an increase of $1.9 million or 21.3%. Depreciation and amortization for the nine months ended September 30, 2000 was $29.3 million compared to $24.9 million for the nine months ended September 30, 1999, an increase of $4.4 million or 17.7% . This increase was primarily due to depreciation of additional network and related equipment purchased for network expansion. Included in these totals for 2000 and 1999 was $5.4 million and $4.9 million of amortization expense relating to the goodwill recorded in connection with the 4-Sight and Freemail acquisitions, respectively. We anticipate that depreciation and amortization expense will increase in future periods as we continue to purchase equipment and expand operations and as we begin to depreciate the wireless network facilities purchased from Winstar.

Loss on Investment
------------------

     The Company sold a portion of the investment in Winstar common stock and realized a loss of $14.7 million for the three and nine-month periods ended September 30, 2000.

Interest Expense
----------------

     Interest expense for the three months ended September 30, 2000 was $10.1 million compared to $8.0 million for the three months ended September 30, 1999, an increase of $2.1 million or 26.3%. Interest expense for the nine months ended September 30, 2000 was $35.5 million compared to $25.5 million for the nine months ended September 30, 1999, an increase of $10.0 million or 39.2%.The increase is related to the increase in long-term debt incurred to fund operations. Included in interest expense for the three months ended September 30, 2000 and 1999, are non-cash charges of $7.6 million and $6.8 million, and $15.2 million and $15.4 million for the nine months ended September 30, 2000 and 1999 related to the amortization of deferred financing charges and the value of warrants issued in connection with debt financing transactions.

Other Income
------------

     Other income for the three months ended September 30, 2000 was $0.6 million compared to $0.2 million for the three months ended September 30, 1999, an increase of $0.4 million. Other income for the nine months ended September 30, 2000 was $1.8 million compared to $0.4 million for the nine months ended September 30, 1999, an increase of $1.4 million. Other income primarily relates to minority interest in losses of our joint venture in Japan and rental income received from SGI in connection with leasing a portion of our corporate campus facility in Eagan.

Income Taxes and Net Loss
-------------------------

     At September 30, 2000, we had approximately $317.9 million of net operating loss carryforwards. These carryforwards are available to offset future taxable income through the year 2020 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986. These limitations may result in the expiration of net operating loss carryforwards before they can be utilized.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $432.8 million as of September 30, 2000. We expect to continue to operate at a net loss and experience negative cash flow from operating activities for the foreseeable future. Through September 30, 2000, we have issued equity and debt securities and incurred other borrowings resulting in cash received by us of $437.0 million. We have used the majority of these proceeds to expand our global network, to build our customer base and to expand globally in new geographic markets. In addition, we expanded our operations in Europe through the acquisition of 4-Sight in 1998 for $16.4 million in cash and the issuance of equity securities. Our ability to achieve profitability and positive cash flow from operations will be dependent on substantially growing our revenues and realizing increased operating efficiencies.

     In March, 2000, the Company entered into a transaction whereby Winstar Communications, Inc. purchased a total of 85,000 shares of Class E convertible preferred stock for $85 million, of which $35 million was paid in cash and $50 million was paid in the form of 1,071,429 shares of Winstar common stock valued at $46.66 per share as adjusted for the Winstar 3-for-2 stock split declared in February 2000. Also in this transaction, other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate $16.7 million in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Each of the two largest purchasers of Class E convertible preferred stock has the right to designate one director, and vote on an as-converted basis on all matters submitted to the vote of common stockholders. However, no holder (based solely on its ownership of Class E convertible preferred stock) shall be entitled to more than the number of votes equal to 17.5% of the voting power outstanding on the record date for the vote being taken (and therefore to the extent that its ownership of Class E convertible preferred stock would entitle it to voting power in excess of 17.5%, the voting power shall be reduced to that percentage). Also, with respect to any holder of fewer than 50,000 shares of Class E convertible preferred stock, the maximum voting percentage any such holder may have is equal to 17.5% multiplied by a ratio, the numerator of which is the number of shares of Class E convertible preferred stock held by such stockholder and the denominator of which is 50,000 on all matters submitted to the vote of common stock holders, including the election of directors. The Class E convertible preferred stock is initially convertible into 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. Holders of Class E convertible preferred shares may convert their shares into common stock at any time, and are required to convert their shares into common stock on the last trading day of the first 20 consecutive trading days during which the weighted average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share.

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

     In February and March 2000, we sold to Sumitomo and other investors 10,000 shares of our Class G convertible preferred stock for $10 million in cash. Holders of Class G convertible preferred stock have the right to vote, on an as-converted basis, on all matters submitted to a vote of the common stockholders. The Class G convertible preferred stock is initially convertible into 1,937,984 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. The shares of Class G convertible preferred stock will mandatorily convert into shares of common stock upon completion of an underwritten initial public offering of our common stock raising at least $50,000 million of gross proceeds.

     In September 2000, the Company and Winstar entered into a Securities Purchase Agreement (the "Class H Preferred Stock Agreement"), pursuant to which the Company has the right to sell to Winstar up to 60,000 shares of Class H Convertible Preferred Stock, par value $.01 per share, at a purchase price of $1,000 per share, at the Company's discretion, upon certain dates and in certain amounts pursuant to the terms of the Class H Preferred Stock Agreement, which right shall terminate on January 3, 2001. In connection with the execution of the Class H Preferred Stock Agreement, the Company issued a warrant to Winstar to purchase up to 3,000,000 shares of common stock of the Company at a price of $.01 per share, which warrant shall expire on December 31, 2005. The right to purchase 500,000 shares of Common Stock became exercisable upon execution of the Class H Preferred Stock Agreement, and the right to purchase the remainder of the Common Stock shall become exercisable as the Company sells the Shares to Winstar pursuant to a schedule set forth in the Class H Preferred Stock Agreement. As of September 30, 2000, the Company sold 5,000 shares of Class H convertible preferred stock for an aggregate of $5 million in cash. In connection with the sale of the shares, 50,000 shares became exercisable pursuant to the warrant. The rights and preferences of the Class H convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock. The Class H convertible preferred stock is convertible into shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. As of November 13, 2000, the Company sold 25,000 shares of Class H convertible preferred stock and 950,000 shares of common stock are exercisable pursuant to the warrant.

     We recently began offering services to departments and agencies of the United States Government that can be accessed under a General Services Administration contract. In addition, on Oct. 6, 2000, the Company was a member of a team, led by EDS, that was awarded the Navy Marine Corps Intranet (NMCI) Contract. The NMCI Contract is for delivery of comprehensive, end-to-end information services through a common computing and communications environment, for Navy and Marine Corps installations throughout the continental United States and other selected installations. The contract is an indefinite- quantity contract, with guaranteed minimum quantities. WAM!NET is a first tier subcontractor to EDS and was identified as the source for infrastructure and network management services, excluding desktop equipment, security systems and long-haul circuits. The NMCI Contract is in the start-up phase and WAM!NET and EDS are currently negotiating the terms of WAM!NET's subcontract. It is expected that the Company's provision of services under the NMCI contract will significantly impact both revenues and certain expense items, particularly selling, general and administrative and network operations in future periods.

     We believe the capital resources obtained from the foregoing transactions, together with other financing resources available to the Company, will be sufficient to fund our business plan through the end of the current fiscal year.


Item 3--Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rates
-------------------------------

     During the nine months ended September 30, 2000, our revenue originating outside the U.S. was 31.2% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

     Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Interest Rates
--------------

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

     We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our $25 million revolving credit facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the nine months ended September 30, 2000, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as our 13.25% senior discount notes, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

Cash Equivalents and Investments
--------------------------------

     We account for cash equivalents and our investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Our investment is classified as available-for-sale and is recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. The Company sold a portion of the investment in Winstar common stock and realized a loss of $14.7 million for the three and nine month period ended September 30, 2000.





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

         The sale of the Class E Preferred Stock, Class F Preferred Stock, Class G Preferred Stock and Class H Preferred Stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Securities Act") pursuant to the provisions of Section 4(2) of the Securities Act.


Item 6--Exhibits and Reports on Form 8-K

(a)  Exhibits

See Exhibit Index

(b) Reports on Form 8-K

No reports on Form 8-K were filed on behalf of the Company during the three months period ending September 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                              WAM!NET Inc.

Date: November 14, 2000



                                              By: /s/ Terri F. Zimmerman
                                                 ------------------------
                                                  Terri F. Zimmerman
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Item
Number                   Description
------                   -----------

2.1     (1)    Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders
               listed therein.
2.2     (1)    Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications Corporation, NetCo Acquiring
               Corporation, FreeMail, Inc. and the shareholders listed therein.
2.3     (4)    June 1, 1999 Amendment to the Agreement and Plan of
               Reorganization, dated December 17, 1997, by and among the
               Company, NetCo Acquisition Corporation, FreeMail, Inc. and the
               shareholders listed therin.
3.1     (7)    Amended and Restated Articles of Incorporation of the Company.
3.2     (1)    By-Laws of the Company.
4.1     (1)    Indenture dated as of March 5, 1998, between the Company, as
               Issuer, and First Trust National Association, as Trustee.
4.2a    (1)    Certificate for the Rule 144A Original Notes ($200.0 million).
4.2b    (1)    Certificate for the Rule 144A Original Notes ($8.0 million).
4.3     (1)    Certificate for the Regulation S Original Notes.
4.4     (1)    Certificate for the Rule 144A Warrants.
4.5     (1)    Certificate for the Regulation S Warrants.
4.6a    (1)    Rule 144A Unit Certificate. (200,000 Units)
4.6b    (1)    Rule 144A Unit Certificate. (8,030 Units)
4.7     (1)    Certificate for the Regulation S Units.
4.8     (1)    Form of Certificate for the Exchange Notes (incorporated herein by reference and included in Exhibit 4.1 to the Company's
               Registration Statement on Form S-4 filed with Securities and
               Exchange Commission on May 28, 1998).
4.9     (1)    Common Stock Certificate.
4.10    (1)    Registration Rights Agreement, dated March 5, 1998, among the
               Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated,
               Credit Suisse First Boston Corporation and First Chicago Capital
               Markets, Inc.
4.11    (1)    Common Stock Registration Rights Agreement, dated as of March 5,
               1998, among the Company, MCI WorldCom, Inc., Merrill Lynch,
               Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston
               Corporation and First Chicago Capital Markets, Inc.
4.12    (1)    Warrant Agreement, dated as of March 5, 1998, by and between the
               Company and First Trust National Association, as Warrant Agent,
               to purchase Common Stock of the Company.
4.13           Intentionally omitted.
4.14    (2)    Warrants to purchase 4,157,500 Shares of Common Stock of the
               Company exercisable on or before December 31, 2000, issued to MCI
               WorldCom, Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and
               Exchange Commission on May 28, 1998).
4.15    (2)    Certificate for 13.25% Subordinated Unsecured Convertible Note
               due August 28, 2005, ($25.0 million Note) issued to MCI WorldCom,
               Inc. on January 13, 1999.
4.16    (2)    Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B
               Warrants to purchase Common Stock of the Company, issued to MCI
               WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement
               on Form S-4 (File No. 333-53841) filed with the Securities and
               Exchange Commission on May 28, 1998).
4.17    (2)    Subordinate Unsecured Convertible Note and Warrant Purchase
               Agreement between the Company and MCI WorldCom, Inc. dated
               January 13, 1999.

4.18    (2)    Preferred Stock Purchase Agreement by and between the Company and
               Silicon Graphics, Inc. dated as of March 3, 1999.
4.19    (2)    Certificate for 150,000 Warrants to purchase shares of Common
               Stock for the purchase price of $.01 per share dated January 13,
               1999.
4.20    (2)    Certificate of Designation of Rights and Preferences of Class A
               Preferred Stock of the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of the State of Minnesota on
               March 5, 1999.
4.21    (2)    Certificate of Designation of Rights and Preferences of Class B
               Convertible Preferred Stock of the Company filed with the
               Secretary of State of the State of Minnesota on March 4, 1999.
4.22    (2)    Certificate of Designation of Rights and Preferences of Class C
               Convertible Preferred Stock of the Company filed with the
               Secretary of State of the State of Minnesota on March 4, 1999.
4.23    (2)    Certificate of Designation of Rights and Preferences of Class D
               Convertible Preferred Stock of the Company filed with the
               Secretary of State of the State of Minnesota on March 4, 1999.
4.24    (2)    Certificate representing 115,206 shares of Class A Preferred
               Stock of the Company issued to MCI WorldCom. Inc. on March 4,
               1999.
4.25    (2)    Certificate representing 5,710,425 shares of Class B Convertible
               Preferred Stock of the Company issued to Silicon Graphics, Inc.
               on March 4, 1999.
4.26    (2)    Certificate representing 878,527 shares of Class C Convertible
               Preferred Stock of the Company issued to Silicon Graphics, Inc.
               on March 4, 1999.
4.27    (2)    Certificate representing 2,196,317 shares of Class D Convertible
               Preferred Stock of the Company issued to MCI WorldCom. Inc. on
               March 4, 1999.
4.28    (2)    Stockholders Agreement by and among the Company, Silicon
               Graphics, Inc. and MCI WorldCom, Inc. dated as of March 4, 1999.
4.29    (2)    Class A Preferred Stock Exchange Agreement by and between the
               Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.30    (2)    Class D Preferred Stock Conversion Agreement by and between the
               Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.31    (6)    Certificate of Designation of Rights and Preferences of Class E
               Convertible Preferred Stock of the Company filed with tSecretary of State of the State of Minnesota on February 16, 2000, as
               corrected and filed with the Secretary of State of the State of
               Minnesota on March 1 and March 8, 2000.
4.32    (6)    Certificate of Designation of Rights and Preferences of Class F
               Convertible Preferred Stock of the Company filed with the
               Secretary of State of the State of Minnesota on February 11,
               2000, as corrected and filed with the Secretary of State of the
               State of Minnesota on March 1 and March 9, 2000.
4.33    (6)    Certificates of Designation of Rights and Preferences of Class G
               Convertible Preferred Stock of the Company filed with the
               Secretary of State of the State of Minnesota on February 6, 2000.
4.34    (6)    Securities Purchase Agreement, dated as of December 31, 1999, by and between the Company and Winstar Communications, Inc.
4.35    (6)    Securities Purchase Agreement, dated as March 14, 2000, by and between the Company and Cerberus Partners, L.P.
4.36    (6)    Securities Purchase Agreement, dated February 3, 2000, by and between the Company and Silicon Graphics, Inc.
4.37    (6)    Preferred Stock Purchase Agreement, dated as of February 18,
               2000, by and between the Company and the buyers listed on
               Schedule 1.1 thereto.
4.38    (6)    Form of Certificate for Shares of Class E Convertible Preferred
               Stock of the Company.
4.39    (6)    Form of Certificate for shares of Class F Convertible Preferred
               Stock of the Company.
4.40    (6)    Form of Certificate for shares of Class G Convertible Preferred
               Stock of the Company.
4.41    (6)    Certificate for 200,000 Warrants to purchase shares of Common
               Stock for the purchase price of $.01 per share issued to MCI
               WorldCom, Inc. in connection with the 13.25% subordinated
               unsecured convertible Note, dated January 13, 1999.
4.42     *     Securities Purchase Agreement, dated as of March 14, 2000, by and between the Company and the buyers listed on Schedule 1.1 thereto.

4.43     *     Securities Purchase Agreement, dated as of September 29, 2000, by and between the Company, Winstar Communications, Inc. and Winstar
               Credit Corp.
4.44     *     Certificate for 3,000,000 Warrants to purchase shares of Common
               Stock for the purchase price of $.01 per share issued to Winstar
               Communications, Inc. in connection with the Securities Purchase
               Agreement, dated September 29, 2000.
4.45     *     Certificate of Designation of Rights and Preferences of Class H
               Convertible Preferred Stock of the Company filed with the
               Secretary of State of the State of Minnesota on October 3, 2000.
4.46     *     Form of Certificate for shares of Class H Convertible Preferred
               Stock of the Company.
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