Form 10-K405
period 2000-12-31
WAM NET INC
filed 2001-04-16
CIK 1060274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ___ No

As of March 26, 2001, there were 12,193,019 shares of the Company's Common Stock outstanding.


Documents Incorporated by Reference--Not applicable.
====================================================

                                    FORM 10-K

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----

                                     PART I

ITEM 1.       BUSINESS...................................................   1

ITEM 2.       PROPERTIES.................................................   20

ITEM 3.       LEGAL PROCEEDINGS..........................................   20

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   21

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.....................................   21

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA.......................   21

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.....................   23

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.............................................   29

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................   30

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.....................   30

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........   30

ITEM 11.      EXECUTIVE COMPENSATION.....................................   31

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT..............................................   36

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............   38

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K.............................................   42

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS.................   45

SIGNATURES - WAM!NET INC.................................................   46

FINANCIAL STATEMENT SCHEDULES............................................   F-1

ITEM 1.  BUSINESS.

Overview

We own and operate a globally networked Information Technology (IT) platform that we market and sell as a utility to commercial and government customers who require a common digital computing and communications infrastructure to collaborate online with their communities of interest. Our IT platform tightly integrates a global high bandwidth network with highly capable data storage and hosting centers and vertically tailored software applications. Customers use our services to digitize mission-critical business processes and integrate these into their enterprise or supply chains.

We offer our customers a suite of managed data services including 1) digital transport services 2) digital storage services 3) application hosting services
4) managed hosting services and 5) professional services. Customers purchase our services on an outsourced basis in which they pay a transactional charge per use, similar to a utility. Through our services customers gain access to leading-edge technology without the high cost and challenges of managing technology themselves.

Customers apply our services to a wide range of business needs that includes the primary requirement of digital collaboration in the sharing, storage and management of large data volumes. A primary application of our IT platform includes the production, management and distribution of media. Examples of media include advertising, product packaging and general brand marketing materials; TV programming; films, video games, recorded music and other entertainment; news content and publications; video; web materials; and general graphical rich communications content.

Our commercial customers are primarily brand-recognized companies in the entertainment, broadcast, advertising, publishing, printing, retail, financial services, and consumer goods industries. They use WAM!NET's services to digitize the process of collaborative workflow among their supply chains to produce, manage and distribute media content. Our services and our IT infrastructure provide these customers a common electronic platform to seamlessly integrate their production processes and digitally collaborate online. We enable these customers to achieve measurable operating efficiencies, productivity gains, cost savings, as well as improved time-to-market for media-based products and new revenue-generating opportunities.

As government agencies are among of the largest producers and distributors of media content, we began offering our services to government agencies during 2000. Our government customers use WAM!NET services for media production and management. An example is our participation as a tier one subcontractor on the EDS-led consortium that is creating, delivering and managing the Navy Marine Corps Intranet (NMCI), a common computing and communications environment to link more than 300 Navy and Marine Corps bases located in the U.S., certain territories and possessions and Guantanamo Bay, Cuba. This Intranet is designed to enhance communication and the readiness of the U.S. Armed Forces for both war-fighting and business purposes. Our principle role for NMCI is to design, install and manage each of the base area networks and local area networks within each base; and use our experience and expertise in the creation and management of our global WAM!NET network.

We own and operate a private, Internet Protocol or IP based global network, hosting and storage infrastructure that we have integrated with the public Internet. Customers can access our services and infrastructure through the Internet or through a dial-up or dedicated connection to our network. The media production supply chain is made of small, medium and large companies. Our offering provides a range of services to meet customers' varying needs and also provides them with the global access of the Internet and the reliability, security, accountability and predictability of a managed private infrastructure. By design, our network is not dependent on a single technology, protocol or telephony solution, allowing us to quickly take advantage of new network, access and storage technologies to enhance our services or reduce costs.

We specifically target companies that own the resulting media content. We call these firms "specifiers" as they decide the partners with whom they will work on a given media production project, as well as how they will all work together. Many of these specifiers actively encourage their partners to purchase our services and, in some cases, pay the fees incurred by their partners.

As the number of influential, industry-leading firms that rely on our services grows, the value of our network and services to current and prospective customers increases. We believe businesses that gain the most cost savings by digitally integrating their supply chains via WAM!NET will become the strongest proponents of our services. As of December 31, 2000, we had over 2,100 sites consisting of dedicated customer points of presence (C-POP) devices and dedicated high-speed local access to our network. In addition, we had over 14,700 users who access our suite of services using the public Internet and dial-up services globally.

Users of our services include:

o Entertainment customers including Miramax, Turner Studios, Lyrick Studios, Universal Music, and Square, the world's largest animator serving the video game industry
o    Broadcast customers including the BBC and Nickelodeon

o Advertising customers including Young & Rubicam Inc., J. Walter Thompson, Inc, DDB Needham, Saatchi & Saatchi, Colle & McVoy, and Foote, Cone and Belding
o Publishing customers including Time Inc., Forbes, The Economist, LA Times, Pearson Education, Trader Publishing, and USA Today
o Printing/prepress customers including Colorhouse, Bowne Printing, AGT/Seven Worldwide, and American Color
o Retail customers including Sears Roebuck & Co., Williams-Sonoma, Office Max, Victoria's Secret, and Jack-In-The-Box
o Financial services customers including Bank of America, MetLife, and Merrill Lynch
o Consumer goods/service customers including Delta Faucet, Avon, Caterpillar, Ford Motor Company, Tyson Foods, Fruit of the Loom, Frito Lay/Pepsico, Glaxo Wellcome, Carnival Cruise Lines, and Mandalay Bay.
o Government users of our services include General Services Administration, Navy Marine Corps, and Immigration and Naturalization Services.

Market Opportunity

WAM!NET is addressing a significant market opportunity that is being driven by trends to outsourced IT services like transport, storage, hosting and application management. The following are what we see as key drivers of our market opportunity.

o Global Media Production and Storage Spending is Significant: According to GISTICS, a leading media industry research firm, companies spent $850 billion producing and distributing media worldwide in 1999. Of this, $60 billion was spent on physical couriers in the transport of analog tapes, CDs, reels, and final output plus the final storage of this content on disks, tapes and local hard drives.
o IT Outsourcing/Utility Trend: The market is increasing for broad IT services. According to Gartner, Forrester and IDC, by 2003, the markets for Network Infrastructure, Storage Infrastructure and Hosting Services are projected to be $100 billion, $48 billion, and $18 billion, respectively.
o Media Assets Driving Outsourced Data Storage Requirements: Forrester Research estimates that online storage for the Global 2,500 alone will grow nearly 80% annually during the next two years. However, this research is primarily focused on traditional corporate data storage needs, not media management needs. For companies in media production, these estimates are expected to be much higher primarily because of the move to video and graphic-rich communication. These companies now create upwards of one Petabyte (one billion megabytes) of media per day - nearly all of which is on analog platforms that are in the process of converting to digital. For example, a typical full length digitized film is 2 million megabytes and a full-page photography advertisement is 75 megabytes, while a full page of text is only about 1 megabyte.

This growth in data, combined with the trend toward outsourcing, has resulted in a significant demand by media-oriented firms and corporate marketing departments for outsourced storage services in the very near future, as well as a preference to work with a single full-service provider.

We believe businesses that work online with their media production, management and distribution supply chain partners in a collaborative digital environment will enjoy considerable competitive advantages including:

o    increased operating efficiencies;
o    considerable cost-savings;
o    improved time-to-market for media-based materials and products; and
o    improved ability to more rapidly exploit market opportunities;

We believe our government market opportunity is also very substantial and is being driven by similar trends. For example, the NMCI contract awarded to EDS has a five-year value of $4.6 billion and is one of the largest IT contracts ever awarded.

Business Strategy

Our objective is to create the global industry standard for online collaborative media production, management and distribution and for the provision of network design, management and infrastructure services for enterprise networks such as NMCI. We plan to achieve this objective through the following key strategies:

o Capitalize in our first-to-market and leadership advantage with our existing influential customer base.
o Leverage our large customer base by delivering new services that further integrate their workflow and media supply chains.
o Continue significant momentum in gaining additional top-tier customers and penetrating their trading communities with multiple, highly profitable services
o Continue our open IP infrastructure approach. Integrate public and private IP infrastructures to meet the global needs of our customers most effectively. And continue attracting and integrating software applications that are geared toward the needs of our chosen markets.

o Leverage our involvement with the NMCI initiative and our success with other government customers to gain new business in the government marketplace worldwide.
o Leverage our success in the media market to gain easier entry into and apply our business model to other "bandwidth hungry" community of interest vertical markets (such as health care, engineering, etc.)
o    Continue expansion into global markets such as Europe and Asia Pacific Rim
o Leverage strategic relationships to expand distribution channels, integrate emerging technologies, develop new hosted applications and services, and reduce costs.

Services

We provide our commercial and some government customers with secure, seamless access to network and Industry Smart network services including managed transport, storage and hosting services. Our customers use our services to collaborate efficiently with their production supply chain for the creation, management and distribution of media. We offer our services on a utility model. Our customers pay for our services as used with a minimum purchase requirement. This allows our customers to gain access to current technologies without incurring themselves the high cost and the challenges of acquiring and managing technology infrastructures.

We offer the following services:

o    Managed Digital Transport Services;
o    Managed Digital Storage Services;
o    Application Hosting and Complex Hosting Services;
o    Professional Services

Managed Digital Transport Services:

We offer managed digital transport services supporting static and motion media formats. We provide managed services with Service Level Agreements (SLAs) ranging from very high SLAs over WAM!NET's Private IP Network to lower SLAs over the public Internet. Our transport services allow customers to access our Private WAM!NET network, and all of our services, including storage and hosted media application services. By integrating WAM!NET's private IP Network with the public Internet, customers can quickly plug into a common workflow platform and choose the SLA that best fits their needs.

o Direct Service. This is our fastest, most secure and most reliable transport service supporting static media formats. This service offers direct, guaranteed access and transport over our managed network. Customers who use this service typically participate in large media workflow chains that require a highly managed, predictable and reliable environment. This service includes installation of our C-POP device on our customers' premises, a dedicated leased line or wireless connection to our network, and access to our Industry Smart user interface, applications and tools, as well as training and support on a 24 hours per day, seven days per week basis. Customers may choose among various speeds and capacities to meet their individual requirements. Direct service prices include a monthly service fee and a use fee per transaction.

Compressed Video Service. This service utilizes our Direct service and a desktop video appliance for the transport and viewing of compressed video material in MPEG 1 and MPEG 2 formats. The service is primarily used for digital transport of broadcast advertising, film, and special effects material supporting the iterative review process between the client and its supply chain partners doing the creative video work. We support the appliance for the different capability requirements. WAM!NET began commercially offering this service in the first half of 2000. Pricing for this service includes a monthly service fee and a transaction per megabyte pay-per-use fee.

Tracked Service. Offered at a lower price point than our Direct Service, our Tracked Service does not require a dedicated on-site C-POP device or dedicated connection to our network. Our Tracked Service is geared toward static media formats and offers the security and predictability of dial-up connectivity to our network, at slower transmission speeds and without the performance level of Direct Service. Tracked service is designed for customers with confidential and time-sensitive work who do not exchange a sufficient volume of data to require a dedicated Direct service connection. With Tracked Service, we provide access to our network and Industry Smart users interface, applications and tools, a dial-up networking card, training and customer support on a 24 hours per day, seven days per week basis. Tracked Service is priced on a transactional, per megabyte, pay-per-use basis. We commercially released our Tracked Service in the first quarter of 1999.

Internet Gateway Service. We commercially released our Internet Gateway Service in the third quarter of 1999. Our Internet Gateway Service provides anyone with an Internet connection a more predictable, secure and trackable means of exchanging digital files than currently available over the Internet. Internet Gateway Service users access and use the service through our website at www.wamnet.com. Internet Gateway users have access to the same sophisticated Industry Smart tracking, reporting and directory applications and tools that are available with our Direct and Tracked Services. Our Internet Gateway service allows users to exchange files with any other WAM!NET user and to send files to any e-mail address or FTP site. Internet Gateway Service is also priced on a transactional basis by megabyte, pay-per-use basis.

In addition to allowing subscribers to set up their own Internet Gateway accounts, we offer Direct Service subscribers the opportunity to create and host Internet Gateway accounts for their employees, customers and workflow partners to standardize their exchange of data. In this arrangement, hosts pay the transaction fees for their hosted participants. The host, for example, may create different workflow groups, select appropriate job tickets and implement standardized data exchanges. This results in a simplified, more uniform method for Direct Service users to automate and digitize their collaborative media supply chain workflow.

Managed Digital Storage Services:

Our storage services are accessible to our customers on our network. Customers choose price and performance levels, which include minimum storage volume requirements under an annual or multi-year contract. Our customers pay storage charges based upon the volume and duration of megabytes stored, including a fee per megabyte stored each month for the term of the contract.

Our storage services are scalable and provide multiple benefits to our customers compared to in-house solutions, including: reduced implementation time, lower implementation costs, minimized capital expenditure and simplified pay-per-use pricing plans. Our services permit efficient collaboration as the stored files are easily accessible via WAM!NET's Direct service by media supply chain partners.

We commercially released our WAM!BASE storage services in the first half of 2000. The service is used primarily by customers for Collaborative Digital Asset Management -- the management of corporate brand assets through the digitization, cataloging and central storage of brand materials like logos and product images to enable efficient re-use and re-purposing of assets by supply chain partners.

This service is accessible only through Direct service. It incorporates a user interface, a powerful, industry-leading search engine and automated workflow backup functions. Our easy-to-use interface can index, store and search any type of media, including still images, and later this year, film and video. Our storage application is hosted within our infrastructure, allowing workflow partners in multiple locations secure access to the service without having to buy identical copies of expensive media asset management software. We intend to continue to enhance the WAM!BASE service by integrating a number of versatile applications and multiple storage options in the future.

Applications Hosting and Complex Hosting Services:

Media Applications Hosting
--------------------------

We provide hosting services to media-oriented software vendors in our data center/hosting facilities. We target application software vendors in the media production, management and distribution arena, although we have and continue to look to vendors that have strong applications aligned with our growth strategies. The services are accessible through the WAM!NET network and are similarly priced on a transactional basis.

We currently offer hosted Rendering On Demand (ROD) services. The rendering process requires specialized software and extensive computing power. We host industry-leading rendering software and maintain a large number of servers that may be used for this service. Large rendering projects typically require hundreds of computer processors to simultaneously compute a rendering job. Firms that perform rendering services in-house typically incur significant expenses to purchase rendering software and high-performance computing hardware and employ trained personnel to conduct the rendering functions and maintain the technology platform. Our service allows customers to avoid investing in this technology. Firms that currently maintain their own servers also may require our service to serve as overflow capacity for peak project times. We price the ROD service based on computer processing unit hours used, and we offer this service directly and through co-marketing relationships with leading manufacturers of rendering software and hardware for the media industry. We commercially released our Render on Demand Service in the first quarter of 2000.

We also host Industry Smart (vertically tailored) software applications and tools that are bundled with our Managed Transport Service that add significant value to the service, including:

     o Transmission Director. This application serves as the primary user interface for our Direct and Tracked Services. Transmission Director provides customers with the capacity to establish and maintain address books, specify workflow routing instructions, create and use job tickets and specify file and job ticket editing criteria. We have also developed Transmission Director plug-ins which enable users of industry leading media applications, such as Adobe Photoshop and Illustrator and Quark Express, to access our data transport and storage services directly from within these applications.
     o Remote Proofing. WAM!PROOF is our remote proofing and printing solution that allows Direct customers to print automatically to a remote output device such as color proofers, color copiers, or laser printers manufactured by 15 major suppliers, including Kodak, Polaroid, Imation and DuPont. This application allows customers to rapidly distribute color proof copies of printed media to supply chain partners for review and approval of production jobs, eliminating the delays and errors associated with messengers, overnight couriers or manual processes.
     o Info Center. This tool enables customers to manage their supply chain relationships on WAM!NET and to track their use of our services. Customers can search and view data transmission activities on-line, including details of each file shipment, such as confirmations of shipment and receipt, billing data and historical records of usage. They can also create, authorize, restrict and manage the exchange of data among their partners.
     o Electronic Job Tickets. This tool enables our customers to automate the scheduling, processing and accounting of exchanged files. Information contained in the electronic job ticket that accompanies a file can be automatically entered into the recipient's data systems, with significant savings in labor costs and the elimination of errors associated with traditional manual processes. Customers may choose between our standard job tickets or, for a fee, create customized job tickets to meet their specific needs.

Managed Hosting Services
------------------------

We provide fully managed hosting services for our customers where we integrate, own and operate a technology platform for a customers' specific needs. These services were first made available in third quarter 2000 and are designed to enable reliable, scalable, mission-critical e-commerce/e-business solutions. Managed hosting services are typically custom-oriented solutions and are priced according to the customers' equipment and capacity requirements.

Professional Services:

In the fourth quarter of 2000, we acquired a small professional services firm specializing in Internet-oriented process re-engineering. We intend to offer our customers fee-based consulting services that will facilitate more efficient use of our services.

Our Network

We own and operate a private, IP-based global network connecting major media centers around the world. Our network consists of high-speed, ATM backbone and leased dedicated high-bandwidth fiber optic capacity connecting our two strategically located storage and hosting centers with our 30 data aggregation hubs. Our network and services are designed to accommodate the workflow automation requirements of our subscribers including the need to transmit and store large media files with greater speed, predictability, reliability and efficiency than many other networks and storage services including those based on the public Internet. Our network and storage infrastructure is not dependent on a single technology, protocol or telephony solution, which allows us to quickly take advantage of new network, access and storage technologies to enhance our services or reduce costs. This also permits us to offer affordable and versatile ways for our customers to use our service.

Our globally networked infrastructure includes the following:

o Storage and hosting centers. We have established and deploy primary data centers in North America (Eagan, Minnesota) and Europe (Brussels, Belgium). We maintain a back-up data center facility in Las Vegas, Nevada. Our data centers serve as control centers for our network, housing specialized equipment to manage and monitor our network 24 hours per day, seven days per week. Each of our two centers is capable of managing all of our data transportation, hosting and storage operations, and the back up data center can be made operational overnight in the event of catastrophe. Automated network monitoring provides continuous monitoring capabilities, including a problem notification system that automatically alerts network engineers of problems. Key aspects of our network are continuously monitored, including data center equipment, distribution hub equipment, backbone lines, local customer connections and C-POP devices. We notify customers in the event of service disruptions or equipment failures, and manage the restoration of service.

o Network Backbone. Our 30 distribution hubs are interconnected for speed and redundancy with a meshed ATM backbone provided by various carriers under operating agreements that permit us to increase backbone bandwidth as needed. Additional network redundancy is provided by a series of private lines leased from diverse carriers on different paths that primarily serve as network back-up. In addition, we signed an agreement with Winstar in December of 1999 that will provide WAM!NET backbone bandwidth at speeds ranging from 45Mb to 155Mb per second on various routes in the United States.

o Network Local Loop. In North America, local loop connections linking distribution hubs and C-POP devices at customer sites are currently provided by MCI WorldCom, Winstar, Competitive Local Exchange Carriers, and Regional Bell Operating Companies. We have agreements with Deutsche Telekom and the Nippon Telegraph and Telephone Corporation to provide local loop services in Germany and Japan, respectively, and with other Post Telegraph and Telephone ("PTT") providers to provide such services elsewhere in the world. Winstar has agreed to provide wireless local loops at speeds ranging from multiple 1.5Mb to 155Mb per second to some customers in major metro areas. This wireless technology eliminates the cost and time required to deploy fiber.

o Network Points of Presence. Our hubs consist of large router configurations from Cisco Systems, Inc. that serve to route data traffic across our network. Our hubs are co-located with MCI WorldCom, Winstar, or other providers. Each hub is interconnected over our meshed ATM backbone through at least two diverse routes. We have hubs in the following cities:

North America               Europe                 Asia/Pac Rim

Atlanta                     Amsterdam              Tokyo
Boston                      Brussels               Singapore
Chicago                     Copenhagen             Sydney
Dallas                      Frankfurt
Denver                      Hamburg
Detroit                     London
Las Vegas                   Manchester
Los Angeles                 Paris
Miami                       Stockholm
Minneapolis
New York City
Newark
Oakland
Philadelphia
Seattle
St. Louis
Toronto
Washington D.C.

* Direct Customer Points of Presence (C-POP) devices. A key differential of our network is our deployment of C-POP devices on our customers' premises. We have installed on customer premises over 2,100 C-POP devices of varying size and complexity based on customer requirements. These devices usually contain a UNIX-based system, a Cisco router, a CSU/DSU, an uninterruptible power supply and disk storage. Our C-POP devices directly connect our customers to our hubs using a dedicated, local loop fixed bandwidth circuit, to provide a secure, predictable and reliable connection to our private backbone network. We control all of our C-POP devices remotely, allowing us to fully manage the network end-to-end and rapidly provision new services. In addition, our C-POPs are scalable to allow for increase customer use.

o Storage and Hosting Infrastructure. Our data center infrastructure provides hosting and redundant storage at mirrored sites in Eagan and Las Vegas. Our primary data center facility is located in our Eagan facility and includes over 40,000 square feet of environmentally controlled floor space suitable for housing large-scale computer, hosting and storage systems. A back-up facility is located in our Las Vegas data center and an additional data center, hosting and storage infrastructure is available in Brussels to support European customers as needed. We currently have a variety of installed equipment with capacity to store over 40,000 petabytes of total on-line primary and back-up storage capacity and have purchase agreements in place with major storage vendors to purchase additional on-line storage capacity as demand warrants. Additionally, we have over 200 high capacity servers available for hosting our Render on Demand service and other applications.

Sales and Marketing

Since inception, we have made significant investments in building a direct sales channel to serve the graphic communication segment of the media and entertainment industry. Our initial sales and marketing strategies were aimed at penetrating the segments of the media market that were already aware of the importance and benefits of online collaborative workflow. These initial targets required less education on the value of complete digital workflow. In addition, they included companies that influence others in the industry as they make technology purchasing decisions. These initial efforts obtained customers for our services from many of the leading advertising agencies, magazine and book publishing companies, commercial printers and pre-press firms.

More recently, we added to our commercial market focus the motion media segment of media and entertainment including film studios broadcast companies and post-production and animation firms, as well as consumer goods/services and retail segments.

Our current selling approach in the commercial market is based on a consultative selling model, which leverages our strategic partnerships and customer relationships. Our sales and marketing objectives include:

o expanding a customer's online supply chain by leveraging relationships with the content owner who can influence and/or specify the sale of our services to its partners;
o increasing utilization of services among existing customers by expanding their online supply chain, as well integrating additional services such as digital storage, rendering, hosting and professional services;
o    capturing additional multi-site customer opportunities;

o    developing new channels to sell and support our services; and
o    marketing and selling to new vertical industries worldwide.

Our commercial sales organization is structured to support our markets on a global basis. We currently have sales groups in North America, Europe, Japan and Australia. Our direct sales force includes coverage in cities such as: New York, Chicago, Boston, Los Angeles, Washington D.C., Dallas, San Francisco, Atlanta, Seattle, Minneapolis, London, Amsterdam, Frankfurt, Hamburg, Paris, Stockholm, Sydney, and Tokyo. Our sales group performs the following activities:

     o Account Management: We work with our existing customers to expand online workflow among the customers' supply chains, implement additional service offerings, coordinate training and increase utilization. By managing our relationships with our existing customers, we seek to capture a larger portion of their digital workflow and increase our revenues.
     o New Customer Acquisition: We identify and target new customers with significant data transport, workflow application and storage requirements. In particular, we focus on companies that are content owners and thus influential within their media production supply chains.
     o Channel Development: We develop, implement and manage strategic channel relationships with leading suppliers to the media industry on a global basis. We are in the process of negotiating or have entered into marketing arrangements with the following strategic partners:

Heidelberg, the world's largest manufacturer of web and sheet-fed printing presses. Our multi-year co-marketing agreement with Heidelberg allows it to bundle our services with its own line of digital printing presses worldwide. Heidelberg currently has a total installed customer base of over 55,000 units globally.

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

During the first half of 2000, we began marketing our services to agencies of the federal, state and local governments. We created a separate marketing and sales group with significant government experience to sell our services directly to the government, and we developed teaming relationships to package our services in multi-provider offerings to the government. In the second quarter of 2000, we obtained listing of our services on the General Services Administration
(GSA) Schedule. GSA listing permits federal agencies to issue purchase orders for listed services. In January 2001, through contract with the GSA, we began hosting the GSA action site at which the GSA auctions surplus property. The site may be viewed at gsaauctions.gov. Through teaming arrangements and subcontracts, we provide the Immigration and Naturalization Services (INS) the ability to review at one central facility the required x-rays taken at eight border crossings in Texas, California and New York.

Through a teaming agreement and subsequent subcontract with Electronic Data Systems, Inc. (EDS), we provide base area and local area network design, installation and management services for the Navy Marine Corps Intranet (NMCI). The NMCI contract awarded to EDS has a five-year value, subject to annual appropriations, of $4.6 billion and options for three additional years that bring the value in excess of $5.6 billion. The NMCI contact covers approximately 300 naval bases located throughout the U.S., certain territories and possessions, and Guantanamo Bay, Cuba. Naval bases in Europe and the Pacific will be covered by separate bid in which we also plan to participate under a separate teaming arrangement.

For NMCI, we use the expertise and experience gained from operating our own network and delivering services under a utility model to perform our subcontractor role. While NMCI is the first instance we have offered our services for a dedicated, customer-owned network, we intend to provide similar services in the future.

Customer Service

Our services have been designed to incorporate service level agreements that specify standard customer support service performance parameters. Under our standard service level agreement, we deliver global customer support on a 24 hour per day, seven days per week basis through our three call centers located in Eagan, Brussels and Tokyo. Our customer service function is organized around a three-tier support model. Incoming calls are routed through a programmable phone system that is integrated with sophisticated customer support management software. This system automates call processing, automatically logging all incoming calls and recording the specific customer support activities used to resolve customer issues. We provide proactive customer support services geared toward ensuring the smooth operation of our services.

In addition, we also offer Web-based customer support capabilities through our InfoCenter online tool. Using this tool, customers can log service requests, submit questions and access service documentation on-line.

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

Competition

We face competition from a variety of companies that offer products or services that compete with, or serve as alternatives to, one or more of our service offerings. These competitors include:

o Overland and air courier service providers. The majority of our competition continues to come from traditional overland and air courier services.
o    Digital courier and digital file transfer service providers.
o    Large telecommunications and Internet-oriented service providers.
o    Application infrastructure providers and applications service providers.
o    Disk and tape storage equipment companies.
o    Storage service providers.
o System integrators which design and build infrastructure that is typically managed inhouse by a customer.
o    Government contractors.

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

We believe that European Union directives permit us to provide our data transport services between E.U. member states without the need to obtain licenses or other governmental approvals. Bilateral agreements exist between the U.S. and Japan and the U.S. and Hong Kong which encourage unimpeded cross-border provision of enhanced services like those offered by us. Pursuant to the World Trade Organization's General Agreement on Trade and Services, over 50 governments have agreed to permit the competitive provision of enhanced services (i.e., value-added) by nationals of WTO member countries. Nevertheless, certain countries in Europe, Asia and elsewhere in the world may seek to license and regulate our services. Any such license or regulation may limit, delay or increase our costs to provide services in these international locations in which we may seek to expand our operations.

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

Our participation in government contracts subject us to a variety of law, regulations and ordinances that establish affirmative duties in the operations of our business, as well as extensive record keeping and reporting requirements. Failure to comply with these duties and requirements could affect the individual contract and the ability to obtain future contracts.

Intellectual Property and Proprietary Rights

It is our policy to protect our intellectual property, to seek patent protection for those aspects of our technology that we believe may be patentable and to preserve any copyrights or trade secrets (to the extent not disclosed in any patent) that may be applicable to our services and applications and their related software.

We have designed most of the proprietary software necessary for the management of our services and applications, including C-POP device operations and a graphic user interface, InfoCenter, WAM!PROOF and WAM!BASE services, applications and tools. We believe that our proprietary software and trade secrets applicable to the operation of our services and applications may be of equal or greater importance to us than patent or copyright protection. We are not aware of any claims of infringement of patents or other intellectual property belonging to others. However, we have conducted only a limited inquiry regarding the possibility of such claims. We have expanded our service and applications offerings in foreign countries and we will increasingly offer our services and applications in foreign countries. Some of these countries may lack intellectual property protection that is comparable to that afforded by the intellectual property laws of the U.S.

Liability and Insurance

Our services are supported by telecommunications equipment, software, operating protocols and proprietary applications for high-speed transmission and storage of large quantities of data among multiple locations. In such operations, it is possible that data files may be lost, altered or distorted. Moreover, our targeted industries' businesses are extremely time-sensitive, and delays in delivering data or damage to or loss of archival data may cause a significant loss to a customer. Our network and related services and applications and future enhancements or adaptations may contain undetected design faults and software "bugs" that, despite testing, are discovered only after the system has been installed and used by customers. Such faults or errors could cause delays or require design modifications that could adversely affect our business, financial condition and results of operations. Our customer agreements generally contain provisions limiting our liability for damages resulting from errors in the transportation or storage of data to a maximum of $100 per incident or the amount of one year's service charge for all incidents. Nevertheless, we may still be subject to significant claims and potential liability for data losses in the transportation and storage of data on our network. In addition to general business liability insurance coverage, we presently maintain errors and omissions insurance coverage in the amount of $10 million per occurrence. We also presently maintain $10 million of business interruption insurance coverage against losses from fire and other natural disasters. With respect to our data storage services, we maintain $10 million of insurance coverage against any damage or loss of data due to physical damage to our Eagan or Las Vegas facilities. In addition, we maintain a $25 million umbrella policy covering losses or liabilities above our other policies.

Employees

The following table sets forth a breakdown of our employees as of December 31, 2000:

                                                                     Number of
                                                                     employees

     Marketing and Sales...........................................     151
     Technical Operations (Development, Customer Service
     & Operations) ................................................     221
     Administration................................................      91
       Professional Services.......................................      54
                                                                        ---
             Total.................................................     517
                                                                        ===


The Company's executive and technical personnel have significant experience in the design, programming, implementation, marketing, sales and support of complex data networks, storage services and software programs. We have never had a work stoppage and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Risk factors

The risks and uncertainties described below are not the only ones facing our company.

Liquidity and Capital Resources

Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $475.8 million as of December 31, 2000. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the foreseeable future. At December 31, 2000, our cash resources and available borrowings are insufficient to fund operations for the next 12 months without raising additional debt and/or equity capital. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

Management currently is exploring available options for additional capital including borrowings secured by otherwise unencumbered assets, private issuances of secured borrowings or preferred or common stock, or strategic alliances or partnerships. However, there is no assurance that such funds will be available or available on terms acceptable to the Company. If the Company is not successful in obtaining additional funding, it may not be able to continue as a going concern.

The report of our independent auditors on our consolidated financial statements includes an explanatory paragraph, which states that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about our ability to continue as a going concern.

Our limited operating history makes it difficult for you to evaluate our performance.

Although we commenced operations in March 1995, we only recently began offering several services from which we expect to generate a substantial portion of our revenues in the future. Our prospects must be considered in light of the recent release of these services, and the uncertainties, expenses and difficulties frequently encountered by companies at a comparable stage of development. To address these risks and uncertainties, we must, among other things:

     o increase the size of our customer base and utilization of our network and services;

     o    successfully perform our NMCI subcontract;

     o    raise additional capital;

     o successfully manage our relationships and activities with our strategic partners and distributors, including EDS, SGI, Winstar, Sumitomo and 3M, and develop new relationships and activities with influential suppliers and channel distributors in our target markets;

     o    successfully market our branded services;

     o expand the capacity and geographic coverage of our network infrastructure to meet industry and customer requirements;

     o    continue to attract and retain qualified personnel;

     o accurately assess potential markets and effectively respond to competitive developments;

     o continue to maintain and upgrade our operational, support and business systems;

     o comply with evolving governmental regulatory requirements and obtain any required governmental authorizations;

     o continue to upgrade our services and applications to address new technologies;

     o    provide acceptable customer service; and

     o    effectively manage our expanding operations.

We cannot assure you that we will be successful in accomplishing any or all of the above, and our failure to do so could have an adverse effect on our business.

We have experienced substantial negative cash flow from operating activities, operating losses and net losses and may not be able to achieve profitability.

We have incurred substantial losses. Our substantial operating costs have resulted in our cash flow being insufficient to pay our operating expenses or fund our capital expenditures. There can be no assurance that we will be able to increase our revenue in an amount sufficient to generate positive cash flow or to achieve and maintain profitability.

We had negative cash flow from operating activities, operating losses and net losses of approximately, $55.9 million, $102.4 million and $121.9 million in 1998, $65.7 million, $104.9 million and $145.1 million in 1999 and $73.1 million, $105.1 million and $186.6 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $475.8 million. We expect to continue to experience negative cash flow and substantial operating and net losses for the foreseeable future due to the significant costs involved at this stage of our development, including the following:

     o    costs relating to performance of our NMCI subcontract with EDS;

     o    costs relating to the sales and marketing of our branded services;

     o costs to be incurred in expanding the geographic coverage and capacity of our network, hosting and storage infrastructure;

     o telephony, hardware and installation costs and recurring telephony charges resulting from the addition of new subscribers to our Direct Service;

     o costs relating to the development and deployment of new services and applications; and

     o costs relating to significant recurring operating and general administrative expenses.

To fund our operating losses, pay our operating costs and meet our capital needs we will need additional financing, which may not be available to us.

As a result of our lack of positive cash flow, our ability to continue to fund our operating losses, to upgrade our technology, network and infrastructure, to develop new services and applications and to successfully market our services on a worldwide scale depends largely on our ability to obtain cash from our financing activities. There can be no assurance that we will be able to raise the additional working capital necessary for us to continue to implement our business plan or fund our operations.

We have historically derived substantially all of our cash from the issuance of short-term and long-term debt instruments and equity securities. Our future financing activities will most likely consist of equipment financings, borrowings in the bank and capital markets and private or public sales of our capital stock. We are already highly leveraged, and to the extent that we incur additional debt, the risks described under "-- Our substantial leverage creates financial and operating risks" below will increase. However, our ability to incur indebtedness is subject to restrictions contained in our financing agreements. See "-- We may not be able to incur sufficient debt to finance our future operations or capital needs due to restrictions in our financing agreements" below. To the extent that we raise funds through the sale of a significant number of shares of common stock or other equity securities, the trading price of our common stock may be adversely affected. Any equity securities we sell could have rights senior to those of our common stock.

We cannot, in any event, assure you that we will be able to obtain sufficient funding from our future financing activities. If we are unable to obtain sufficient funding, we may be required to, among other things:

     o    slow the expansion of our network, hosting and storage infrastructure;

     o    scale back or delay the development of new services and applications;

     o    reduce our marketing efforts; and

     o    reduce the number of our employees.

If any of the actions listed above are taken, the rate at which we are able to add customers to our network and increase network utilization could be slowed, and we could suffer some erosion in our subscriber base. A decrease in the rate at which we add subscribers and increase network utilization may delay or preclude our ability to generate positive cash flow and achieve profitability.

Because our market is new and evolving, we cannot predict its future evolution, growth or ultimate size.

We believe that we are the first company to offer business-to-business e-services to the media industry that enable businesses to digitally collaborate on-line with their workflow chains. Because this market is relatively new, we cannot accurately predict the ultimate size of the market or the rate at which we will be able to add customers or otherwise increase the utilization of our network and services. Furthermore, we cannot be certain that this market will evolve in the manner we predicted when we designed our network and services or that a demand for our services will exist in the future. If the market for our services grows more slowly or evolves differently than anticipated or fails to materialize at all, our business could be adversely affected.

Our ability to increase our customer base depends in part on the active participation of existing customers and channel distributors in our marketing efforts.

Part of the marketing efforts for our services involves collaborating with existing customers to promote the use of our service by their workflow partners. This can often involve customers participating in joint presentations and implementing suitable workflow solutions. In addition to our direct sales force, our marketing efforts utilize authorized channel partners who are responsible for ascertaining potential customers' requirements and who may work with our software developers to create attractive and cost-effective solutions. These authorized channel partners may also be responsible for ongoing support of our customers. The failure of our customers to remain actively involved in our marketing efforts or the inability of our channel distributors to properly manage customer accounts could adversely impact our business. Because our authorized channel partners may use our WAM!NET and WAM!BASE brands, if these agents are not successful, they could damage our brand and reputation.

Our operating results in one or more future periods may fluctuate significantly or fail to meet or exceed the expectations of securities analysts or investors.

     Our annual and quarterly operating results may fluctuate significantly in the future due to numerous factors, many of which are outside of our control. These factors include:

     o    the rate of customer acquisition and turnover;

     o the amount and timing of expenditures relating to the expansion of our infrastructure and the introduction of new services;

     o the amount and timing of expenditures relating to the performance of our NMCI subcontract with EDS;

     o    introduction of new services or technologies by our competitors;

     o    price competition;

     o    the ability of our equipment and service suppliers to meet our needs;

     o regulatory developments, including interpretations of the 1996 Telecommunications Act;

     o    technical difficulties or network downtime;

     o    the success of our strategic alliances; and

     o the condition of the telecommunications and network service industries in general.

Because of these factors, our operating results in one or more future periods may fail to meet the expectations of securities analysts or investors. In that event, the trading price of our common stock could decline.

Our substantial leverage creates financial and operating risks.

We are highly leveraged. As of December 31, 2000, we had approximately $677.3 million of outstanding debt, including redeemable preferred stock. The most significant portion of the debt relates to the purchase of a 20-year indefeasible right of use for backbone capacity and the purchase of wireless local loop facilities from Winstar. As of December 31, 2000, the outstanding balance of this network facility financing was $239.6 million, which is to be paid over a seven-year period ending December 15, 2006. Another significant portion of our debt is attributable to our 13.25% senior discount notes due 2005, which have a principal amount at maturity of $208.5 million. The 13.25% senior discount notes had an accreted principal amount of $179.6 million at December 31, 2000, and will begin to accrue interest, payable in cash, on March 1, 2002. We are committed to make principal payments in the total amount of $27.9 million in 2001. We have recorded as quasi-equity on our balance sheet as of December 31, 2000, redeemable and convertible preferred stock of $149.2 million.

We are not currently generating sufficient cash flow with which to repay our substantial indebtedness, fund our operating losses or meet our capital requirements. Hence, we expect to seek additional financing in the future.

     Our substantial indebtedness could have important consequences. For example, it could:

     o impair our ability to obtain additional financing to fund our operating losses or meet our working capital and capital expenditure requirements;

     o require that we devote a significant portion of the cash we receive from our operating and financing activities to make debt service payments, thereby reducing the amount we can use for other purposes;

     o hinder our ability to adjust rapidly to changes in market conditions, including changes in technology that might affect our competitive position; and

     o make us more vulnerable in the event of a downturn in our business or in general economic conditions.

We may not be able to raise sufficient capital to finance our future operations or capital needs due to restrictions in our financing agreements.

The operating and financial restrictions and covenants in the indenture governing our 13.25% senior discount notes may adversely affect our ability to finance our future operations and capital needs. We may also enter into credit arrangements in the future that have the same effect.

     The indenture governing our 13.25% senior discount notes contains financial and operating covenants that may limit our ability to:

     o    borrow more funds (other than equipment financing);

     o    incur liens;

     o    make minority investments;

     o    sell assets;

     o    engage in transactions with stockholders and affiliates; and

     o engage in mergers, including mergers that result in a change of control.

In the case of borrowing funds, we are generally prohibited from obtaining additional indebtedness other than equipment financing unless, after giving effect thereto, the ratio of our consolidated indebtedness to our consolidated operating cash flow for the four preceding fiscal quarters is less than or equal to 5 to 1. We incurred negative cash flow from operating activities for the four fiscal quarters ended December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The restrictions contained in the indenture for our 13.25% senior discount notes could have the following adverse effects, among others:

     o    we could be unable to obtain additional financing in the future to:

     --   fund our operating losses;

     --   meet our capital expenditure requirements;

     --   further develop or deploy services and applications; or

     --   allow us to conduct necessary corporate activities;

     o we could be unable to obtain lower borrowing costs than are available from secured lenders;

     o we could be unable to engage in strategic joint ventures in which we are a minority partner; or

     o we could be unable to engage in some mergers, including mergers that could provide a substantial premium to our shareholders for their stock.

The success of our business depends upon our ability to prevent system failure.

Our commercial business depends on the efficient and uninterrupted operation of our network and service offerings. We believe that our reputation for providing reliable service to our customers is critical to our future success. Despite our efforts to protect our network infrastructure against damage, the occurrence of a natural disaster or other unanticipated problem may cause an interruption in our services. We have structured our network backbone with redundant circuits obtained from telecommunications providers to minimize interruption of our services; however, we generally do not obtain redundant circuits for local loop connections between our network and our customers. As a result, we have experienced occasional interruption of service to individual customer sites due to loss of service in these local loop circuits. To date, we believe these interruptions have not had a significant effect on our business.

Our commercial services use a combination of telecommunications equipment, computer hardware and software, operating protocols and proprietary applications for high-speed transportation and storage of large quantities of digital data. Given the complexity of our services, it is possible that data files may be lost or distorted. Moreover, most of our customers' needs are extremely time-sensitive, and delays in data delivery may cause significant losses to a customer using our services. Despite our testing efforts, our network and services, including future enhancements and adaptations, may contain undetected design faults and software "bugs" that are discovered only after use by our customers. The failure of any equipment or facility on our network could result in the interruption of service to the customers serviced by that equipment or facility until necessary repairs are effected or replacement equipment is installed. Such failures, faults or errors could cause delays or require modifications that could have a material adverse effect on our business.

Our commercial service is vulnerable to unauthorized access, computer viruses and other disruptive problems.

Despite our security systems, our network, hosting and storage infrastructure and commercial services may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, which could have an adverse effect on our business.

We depend in part on the Internet for the quality of our Internet Gateway
Service.

Our Internet Gateway Service customers are dependent on the Internet to transport their data to our network and to receive files from other customers on our network. The recent growth in the Internet has placed strains on its infrastructure and has required the upgrade of routers, switches, telecommunications links and other components forming this infrastructure. The benefits of our Internet Gateway Service and its commercial acceptance are therefore dependent in part on the activities of Internet service providers and other third-parties, over whom we have no control, to ensure the continued upgrading of the Internet to avoid any degradation in its performance. If the security, reliability or performance of the Internet is compromised or degraded, the success of our Internet-based services, and the pricing of those services, could be materially and adversely impacted.

We are exposed to liability for damages resulting from failure of data transportation or loss of data.

Our contracts with customers generally contain provisions limiting our liability for failure of data transportation or loss of stored data to $100 per occurrence, with a maximum liability equal to the subscriber's cumulative monthly payments for a year and, in the case of rendering services, to replacement service. Nevertheless, we may be subject to significant claims and potential liabilities for data losses or delays in the transportation, storage or rendering of data through our network.

In addition to general business liability insurance, we maintain $10 million of errors and omissions insurance coverage for our services, $10 million of business interruption insurance coverage for losses from fire and natural disasters, and $10 million of insurance coverage for losses of data due to physical damage to our data archive. We also maintain $25 million of umbrella coverage for loss or liability above our other policies. We cannot be certain that this amount of insurance coverage will be adequate to cover all data loss claims or that additional insurance will be available on affordable terms.

We may not be able to adapt our network, hosting and storage infrastructure to our customers' evolving requirements.

Our ability to generate revenues will depend on our ability to add customers, which is a function, in part, of our ability to expand our infrastructure and support services and to provide our services at prices our customers are willing to pay. The continued development and expansion of our network will require that we enter into additional agreements with equipment and service providers. We cannot be certain that any or all of the required agreements can be obtained on satisfactory terms and conditions.

Future expansion and adaptation of our network infrastructure may be necessary in order to respond to:

     o    more customers;

     o    demands for transmission and storage of larger amounts of data; and

     o    changes to our customers' service requirements.

The expansion and adaptation of our network, hosting and storage infrastructure will require substantial financial, operational and managerial resources. We cannot be certain that we will be able to expand or adapt our infrastructure and manage it to meet the evolving requirements of our targeted industries and customers on a timely basis or at a commercially reasonable cost.

We face uncertain and changing regulatory restrictions which could limit our operating flexibility or increase our costs.

We purchase telephone equipment, computer hardware, routers and relays for use in our network, and we combine that equipment with our software and connect the assembly with telephone circuits provided by common carriers. The common carriers are regulated by the FCC, the Canadian Radio-Television and Telecommunications Commission, or CRTC, and various state regulatory agencies. We believe that under the FCC's current interpretation of the Communications Act of 1934, the services that we offer to our customers are interstate information (enhanced) services. Consequently, we are not required to obtain licenses or other approvals from the FCC or state regulatory agencies to offer these services. However, if at some time our services are deemed to be intrastate services, certain state regulatory agencies might seek to assert jurisdiction over our products and services. We would then be required to spend substantial time and money to acquire the appropriate licenses and to comply with state regulations. We believe that under the CRTC's interpretation of Canadian law, our services do not require us to obtain telecommunications permits or approvals in Canada.

We believe that European Union directives permit us to provide our services in E.U. member states without the need to obtain licenses or other governmental approvals. Bilateral agreements exist between the U.S. and Japan and the U.S. and Hong Kong that encourage unimpeded cross-border provision of enhanced services like the ones we offer. Pursuant to the World Trade Organization's General Agreement on Trade and Services, over 50 governments have agreed to permit the competitive provision of value-added services by nationals of WTO member countries. Nevertheless, certain other countries in Europe, Asia and elsewhere might seek to license and regulate our services. Any such license or regulation may limit, delay or increase the costs of operations associated with additional international locations to which we may desire to expand our operations.

In addition to telecommunication regulations, we may become subject to other current or future regulations in the U.S. or abroad as our business continues to develop and as governments respond to changes brought about by the growth of the Internet and e-commerce. These regulations may affect data privacy, marketing or distribution, or may be applicable to specific industries or businesses to which we may offer services. Such regulations could result in economic burdens or technical or legal constraints that could adversely affect our business.

If we are unable to retain our key personnel, our business may suffer.

Our successful operation depends on the services of key executives and significant employees, some of whom we have only recently employed. The loss of the services of any of these persons could have a material adverse effect on us. We have entered into employment agreements with substantially all of our officers and significant employees, and have purchased life insurance policies on certain employees. See "Management." We believe our future success will depend on our ability to retain the services of these personnel and to attract and retain qualified technical and marketing personnel. We cannot be certain that we will be able to continue to attract and retain the personnel necessary for the successful conduct of our business.

Our failure to manage growth could adversely affect us.

We have rapidly and significantly expanded our operations. We are expanding the geographic coverage and capacity of our network, providing new services and media workflow applications as we seek to expand our customer base and achieve our business objectives. Moreover, we have rapidly expanded our workforce in recent months in order to perform our NMCI subcontract with EDS. To manage the growth of our operations, we must:

     o effectively manage our operational, managerial, financial and accounting resources;

     o    hire, train and manage additional qualified personnel;

     o continue to expand our sales force, external installation capacity, customer service teams and information systems;

     o    continue to expand our NMCI implementation work force;

     o    expand and upgrade our core technologies; and

     o effectively manage multiple relationships with our customers, suppliers, strategic partners and other third-parties.

We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could adversely affect the expansion of our customer base and service offerings. Any failure to successfully address these issues could have a material adverse effect on our business.

We depend on third-party suppliers for equipment and services, and our business could be adversely affected if these relationships are disrupted.

Our business depends on third-party local and long distance carriers and on third-party suppliers of the computers, software, routers and related components used on our network and the disk drives, software systems and controllers used in our hosting and storage infrastructure. Many of these supplier arrangements are for terms of less than one year and are terminable by the other party in specified circumstances. We also depend on the services of third-parties for Direct Service customer site installations, routine maintenance and on-call repair services. We may experience delays and additional costs if any of these relationships are terminated and we are unable to reach suitable agreements with alternate vendors, suppliers or carriers in a timely manner. Furthermore, to the extent that we are unable to secure suitable installation, maintenance or on-call repair services from third-party vendors, we may be required to substantially increase our own workforce to perform these services, and our growth may be constrained while we build and train our workforce. There can be no assurances that we will be able to maintain our relationships with third-party suppliers for equipment and services or that we will be able to find suitable alternative products and services at a commercially reasonable price, or at all.

The loss of our affiliation with SGI, Winstar or MCI WorldCom could adversely impact our ability to operate our business.

We have significant investment, supply and/or distribution relationships with each of SGI, Winstar and MCI WorldCom.

SGI currently holds convertible preferred stock that entitles it to elect one director to our board. If SGI were to convert all of its convertible preferred stock, it would own 11,782,134 shares of our common stock, or 49.1% of our outstanding shares of common stock as of March 26, 2001, assuming none of the other holders of our options, warrants or convertible securities exercised their conversion rights. Because of its holdings and representation on our board, SGI may be able to exercise significant influence over our affairs. SGI is currently a primary supplier of components for network access devices, which we use to connect customers directly to our network. A loss of our strategic relationship with SGI could have a material adverse effect on our business.

Winstar currently holds convertible preferred stock that entitles it to elect one director to our board. If Winstar were to convert all of its convertible preferred stock and exercisable warrants, it would own 32,836,913 shares of our common stock, or 72.9% of our outstanding shares of common stock as of March 26, 2001, assuming none of the other holders of our options, warrants or convertible securities exercised their conversion rights. Because of its holdings and right to representation on our board, Winstar may also be able to exercise significant influence over our affairs. Winstar is currently our sole supplier of wireless communication equipment and facilities, which we intend to use for high capacity bandwidth connections between our network and customers. We have purchased a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities from Winstar at an agreed-upon fair value of $260.3 million, which will be paid over a seven-year period ending December 15, 2006. We will be dependent on Winstar to adequately perform certain installation, maintenance and repair functions for the equipment and facilities in order to establish and maintain connectivity between our customers that use such equipment and our network. A loss of our strategic relationship with Winstar could have a material adverse effect on our business.

MCI WorldCom currently holds convertible debt and preferred stock and exercisable warrants, which, if converted or exercised in full, would result in MCI WorldCom owning at least 11,577,382 shares of our common stock, or 48.7% of our outstanding shares of common stock, as of March 26, 2001, assuming that none of our other holders of options, warrants or convertible securities exercised their conversion rights See "Use of Proceeds." MCI WorldCom previously had three designees on our Board of Directors. In August 1999, MCI WorldCom agreed to become a passive investor and maintain a strategic relationship with us. Accordingly, its three designees resigned from our Board and MCI WorldCom relinquished its right to elect directors to our Board. Because of its significant holdings, however, MCI WorldCom continues to be able to exercise significant influence over our affairs. MCI WorldCom and its affiliates are our largest supplier of meshed DS3, ATM backbone which interconnects our distribution hubs, and of local loop connections between our distribution hubs and network access devices on our customers' premises. We also co-locate a significant portion of the routers and switches for our distribution hubs at MCI WorldCom's points of presence on a month-to-month basis. A loss of our strategic relationship with MCI WorldCom could have a material adverse effect on our business.

Our business may be affected by competition.

We face competition from a variety of companies in the provision of data transport, hosting, storage and workflow management services to the media industry as well in the provision of services to the government. Many of our competitors have an established market presence and substantially greater financial, technological, marketing and research and development resources than we do, and may offer competitive services and applications. Our competitors and potential competitors for our commercial services include overland and air carrier service providers, digital courier and digital file transfer service providers, large telecommunication carriers and service providers, data network and application service providers, and disk and tape storage equipment companies; and for our government services include many of the same competitors as well as others specializing in the provision of services to the government.

Technological changes could render our services obsolete or non-competitive.

We are at risk from fundamental technological changes in the development of digital data delivery and archiving solutions. Evolving industry standards, new product and service introductions, demand and market acceptance for recently introduced products and services are subject to uncertainty of customer acceptance. There can be no assurance that we will be able to adapt to future technological changes or that developments by competitors will not render our services and related applications obsolete or noncompetitive.

We may not be able to maintain proprietary rights in our intellectual property.

Our ability to maintain our proprietary rights in our technology will affect the success of our business. We have applications for four U.S. patents pending for certain aspects of our technology. We rely on a combination of trade secrets and copyright protection, as well as patents to protect our proprietary rights in our technology. We also rely on trademark protection concerning various names, marks, logos and other devices that serve to identify us as the source for and originator of our services and applications.

We offer our services and applications in foreign countries. Some of these countries lack intellectual property protection comparable to that afforded by the intellectual property laws of the U.S. Our proprietary rights in the technology underlying our network, hosting and storage infrastructure and related services and applications will be protected only to the extent that patent, trade secret, copyright or other protection is available in countries in which we market our services and applications, and only to the extent we are able to obtain such protection and enforce such rights. We cannot be certain that the steps taken by us to protect our intellectual property and proprietary rights will be adequate to deter misappropriation of our technology or development of technologies that are substantially equivalent to our technology. Misappropriation of our technology or development of competitive technologies could have a material adverse effect on our business. We could incur substantial expense in protecting and enforcing our intellectual property rights.

Intellectual property litigation is complex, and we cannot be certain of its outcome. We have conducted a limited inquiry regarding the possibility of infringement on patents and intellectual property rights of others. We are not aware of any infringements nor have we received any claims for such infringements. Any future intellectual property litigation, regardless of outcome, could result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities to third-parties, require disputed rights to be licensed from such parties or require us to cease using disputed technology.

Loss of significant customers and their workflow chains could have a significant effect on our business.

During the year ended December 31, 2000, EDS, Time and Quebecor World, Inc. were our largest customers, representing 8.4%, 1.8% and 2.5%, respectively, of our total revenue. Although Time and Quebecor World do not individually represent a significant percentage of our revenue, both companies have developed important workflow chains of vendors, suppliers and customers who use our network. If either Time or Quebecor World were to significantly reduce or terminate (at the end of their current service contract or otherwise) their use of our network and services, their workflow partners might do the same, and our business, financial condition and results of operations could be materially adversely affected. The loss of EDS as a customer would have a significant adverse effect on future revenues.

We are subject to the risks associated with foreign investment and international operations.

Our operations extend outside of the U.S. During 1999 and 2000, a significant portion of our revenue was generated in Europe, and, to a lesser extent, Asia. We are exposed to the risk of changes to laws and policies that govern foreign investment in countries where we have operations, as well as changes in U.S. laws and regulations relating to investing in or trading with countries in which we may have investments.

Certain countries in which we operate or may operate are subject to a substantially greater degree of social, political and economic instability than in the U.S. Risks associated with social, political and economic instability in a particular country could materially adversely affect our business and could result in the loss of our assets in that country. In addition, some markets in which we have undertaken or may in the future undertake international expansion have technology and communications industries that are less developed than in the U.S.

Risks inherent in doing business in international markets include the following:

     o    uncertainty of acceptance of our services by different cultures;

     o    unforeseen changes in regulatory requirements;

     o    differing technology standards;

     o    difficulties in staffing and managing multinational operations;

     o    government-imposed restrictions on the repatriation of funds;

     o    difficulties imposed by language barriers;

     o    difficulties in finding appropriate distribution channels; and

     o    potentially adverse tax consequences.

These factors could harm our ability to successfully operate internationally and could have a material adverse effect on our business.

We are subject to risks related to foreign currency exchange rates and repatriation.

As we expand our operations outside of the U.S., our results of operations and the value of our assets will be affected by the currency exchange rates between the U.S. dollar and the functional currency of countries in which we transact business. During the years ended December 31, 2000 and 1999, 28.1% and 35.7%, respectively, of our revenue was generated outside of the U.S. We typically sell our services and applications in foreign countries in the local functional currency. As a result, we may experience an economic loss solely as a result of foreign currency exchange rate fluctuations. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

We may acquire interests in companies that operate in countries where the removal or conversion of currency is restricted. We cannot be certain that countries that do not have such restrictions at the time we establish operations will not subsequently impose them, especially in situations where there is a deterioration in a country's balance of payments or where the local currency is being heavily converted into other currencies.


ITEM 2. PROPERTIES

We lease an approximately 481,000 square foot modern corporate campus located in Eagan, Minnesota, a suburb of Minneapolis. We currently occupy 239,000 square feet of this facility. SGI subleases 242,000 square feet of space, including common areas, in our corporate campus facility. The term of the sublease with SGI began on March 4, 1999 and ends on September 30, 2002. SGI has the option to extend the sublease for a ninety day term with written notice.

     Our other leased properties include:

          o an approximately 45,000 square foot office facility located in Bloomington, Minnesota which we currently sublease;

          o an approximately 18,540 square foot office facility located in Bloomington, Minnesota which we currently sublease;

          o an approximately 7,970 square foot facility located in Las Vegas, where another of our network operation centers is located and which serves as a backup customer service center;

          o an approximately 20,000 square foot office space in Brussels, which contains our European network operation center and customer service operations;

          o an approzimately 8,000 square foot manufacturing and warehouse facility located in Eagan;

          o small offices in Des Moines , Iowa; Missoula, Montana; Plano, Texas; San Jose, California; Los Angeles, California; New York, New York; Hamburg, Germany; Hague, Holland; Gothenburg, Sweden; Copenhagen, Denmark; and Paris, France for use by our sales and marketing personnel, Business development managers and account executives stationed in those cities;

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

None.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In February 2000, we sold to SGI 10,000 shares of Class F Convertible Preferred Stock ("Class F Stock") for an aggregate purchase price of $10 million cash. The Class F Stock is convertible at the option of the holder into 1,937,984 shares of our common stock, subject to anti-dilution adjustments, and is mandatorily convertible in the event of an underwritten public offering our common stock on the last trading day of the first 20 consecutive trading days during the average (weighted by daily trading volume) closing price of the stock is at least $8.00. Exemption from registration is claimed under Section 4(2) of the Act and Rule 506 of the Rules.

In February and March 2000, we sold to Sumitomo Corporation and nine other accredited investors a total of 10,000 shares of Class G Convertible Preferred Stock ("Class G Stock") for an aggregate purchase price of $10 million cash. The Class G Stock is convertible at the option of the holder into 1,937,984 shares of our common stock, subject to anti-dilution adjustments, and is mandatorily convertible in the event of an underwritten public offering. Exemption from registration is claimed under Section 4(2) of the Act and Rule 506 of the Rules.

In March 2000, we sold to Winstar Communications, Inc. 85,000 shares of our Class E Convertible Preferred Stock ("Class E Stock") for an aggregate purchase price of $85 million, of which $35 million was paid in cash and $50 million was paid through the transfer to us of 1,071,429 shares of Winstar's common stock, valued at $46.66 per share (as adjusted for the 3 for 2 stock split declared by Winstar in February 2000). In contemporaneous transactions, we sold to 13 accredited investors a total of 16,725 shares of the Class E stock for an aggregate consideration of $16.7 million. The Class E Stock is convertible at the option of the holder into 19,714,147 shares of our common stock, subject to anti-dilution adjustments, and is mandatorily convertible in the event of an underwritten public offering our common stock on the last trading day of the first 20 consecutive trading days during which the average (weighted by daily trading volume) closing price of the stock is at least $8.00. We will be required to redeem all of the outstanding shares of Class E Convertible Preferred Stock at a redemption price per share equal to the liquidation amount per share on such date, as adjusted pursuant to the term of the Certificate of Designation of the Class E Convertible Preferred Stock. Exemption from registration is claimed under Section 4(2) of the Act and Rule 506 of the Rules.

In September 2000, we and Winstar entered into a Securities Purchase Agreement (the "Agreement"), pursuant to which we sold to Winstar up to 60,000 shares of Class H Convertible Preferred Stock, par value $.01 per share, at a purchase price of $1,000 per share, upon certain dates and in certain amounts pursuant to the terms of the Agreement. In connection with the execution of the Agreement, we issued an immediately exercisable warrant to Winstar to purchase up to 3,000,000 shares of common stock of the Company at a price of $.01 per share, which warrant shall expire on December 31, 2005. The rights and preferences of the Class H convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock. The Class H convertible preferred stock is convertible into shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provision. As of December 31, 2000, the Company sold 40,000 shares of Class H convertible preferred stock for an aggregate of $40 million in cash and 1,550,000 shares of common stock are exercisable pursuant to the warrant. In January 2001, we sold 20,000 shares of Class H convertible preferred stock for an aggregate of $20 million in cash. On December 31, 2008, we will be required to redeem all of the outstanding shares of Class H Convertible Preferred Stock at a redemption price per share equal to the liquidation amount per share on such date, as adjusted pursuant to the term of the Certificate of Designation of the Class H Convertible Preferred Stock. Exemption from registration is claimed under Section 4(2) of the Act and Rule 506 of the Rules.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following tables set forth certain historical consolidated financial and other data of our Company for each of the five years in the period ended December 31, 2000. We derived our selected historical consolidated financial data as of and for each of the three years in the period ended December 31, 2000 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived our selected historical consolidated financial data as of and for the year ended December 31, 1996 and 1997 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

                                                                              Years Ended December 31,
                                                  --------------------------------------------------------------------------------
                                                      1996             1997             1998             1999             2000
                                                  ------------     ------------     ------------     ------------     ------------
                                                                    (dollars in thousands, except per share data)
Statement of Operations Data:
   Revenues:
     Net Service Revenue .....................    $        279     $      1,555     $      6,799     $     17,319     $     34,107

     Software and hardware sales .............            --               --             10,791            7,476            6,334
                                                  ------------     ------------     ------------     ------------     ------------

   Total revenues ............................             279            1,555           17,590           24,795           40,441
   Operating expenses:
     Network communication ...................             816            7,364           18,259           26,318           28,428
     Cost of other service revenue costs .....            --               --               --               --              2,199
     Cost of software and hardware ...........            --               --              3,537            2,905            2,027
     Technical operations ....................           1,109            7,478           35,095           22,928           22,259
     Selling, general and administrative .....           4,664           13,527           45,422           42,692           50,569
     Depreciation and amortization ...........             447            2,668           17,668           34,875           40,035
                                                  ------------     ------------     ------------     ------------     ------------

   Total operating expenses ..................           7,036           31,037          119,981          129,718          145,517

   Loss from operations ......................          (6,757)         (29,482)        (102,391)        (104,923)        (105,076)
   Interest and other income (expense), net...            (839)          (4,154)         (20,839)         (34,304)         (67,099)
   Income tax benefit ........................            --               --              1,352             --               --
                                                  ------------     ------------     ------------     ------------     ------------

   Net loss ..................................          (7,596)         (33,636)        (121,878)        (139,227)        (172,175)
   Less preferred dividends ..................            --                (70)             (70)          (5,890)         (14,383)
                                                  ------------     ------------     ------------     ------------     ------------

   Net loss applicable to common stock .......    $     (7,596)    $    (33,706)    $   (121,948)    $   (145,117)    $   (186,558)
                                                  ============     ============     ============     ============     ============

   Net loss applicable per common share ......    $      (1.18)    $      (5.19)    $     (13.87)    $     (15.58)    $     (17.73)
   Weighted average number of common shares
    outstanding ..............................       6,445,785        6,496,345        8,793,961        9,315,900       10,523,789

Other Financial Data:
   Net cash used in operating activities .....    $     (6,218)    $    (23,917)    $    (55,878)    $    (65,670)    $    (80,121)
   Net cash used in investing activities .....          (5,244)         (15,599)         (71,304)         (25,942)         (10,696)
   Net cash provided by financing activities .          24,578           25,346          132,817          113,497           67,944
   EBITDA(1) .................................          (6,310)         (26,814)         (84,684)         (69,473)         (62,374)
   Capital expenditures ......................           4,244           16,599           54,584           25,208           43,467

Subscriber Contracts (end of period):
   Direct Service Contracts(2) ...............              33              496            1,479            1,918            2,117
   ISDN Tracked Service Contracts(3) .........            --               --               --              2,659            3,611
   Internet Gateway Subscribers(4) ...........            --               --               --              4,167           11,103

                                                                 Years Ended December 31,
                                                                 ------------------------
                                               1996          1997          1998          1999          2000
                                               ----          ----          ----          ----          ----
                                                                  (dollars in thousands)
Balance Sheet Data (end of Period):
Cash and cash equivalents...............    $  14,444     $     274     $   6,272     $  27,180     $   3,207
Total assets ...........................       20,070        29,134       125,459       435,255       417,771
Total debt(5) ..........................       21,473        54,826       210,378       547,612       677,259
Shareholders' deficit ..................       (2,683)      (30,671)     (109,854)     (147,885)     (306,864)


(1) EBITDA represents earnings (loss) from operations before taking into consideration net interest expense, income tax expense, depreciation expense and amortization expense. We have included information concerning EBITDA as it is used by some investors as a measure of a company's ability to service its debt. EBITDA should not be considered as an alternative to net income or any other measure of performance or liquidity as determined in accordance with generally accepted accounting principles or as an indicator of our overall financial performance. In addition, EBITDA as we have presented it may not be comparable to other similarly-titled measures of other companies.

(2) Represents the number of customer points of presence at which a network access device is installed. Does not include executed contracts for installations currently in process from which we have not begun to receive service fees.

(3) Represents the number of customer premises that subscribe to our ISDN Tracked Service. Does not include executed contracts for installations currently in process from which we have not begun to receive service fees.

(4) Represents the number of subscribers with accounts to use our Internet Gateway Service.

(5) Total debt includes long-term debt, current portion of long-term debt, obligations under capitalized leases and redeemable preferred stock.

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

Overview

We own and operate an integrated global Information Technology (IT) infrastructure that we market and sell as a utility to commercial and government customers. Customers use our services to digitize mission-critical business processes and integrate these into their enterprise or supply chains.

We offer our customers a suite of managed data services including 1) digital transport services 2) digital storage services 3) application hosting services
4) managed hosting services and 5) professional services. Customers purchase our services on an outsourced basis in which they pay a transactional charge per use, similar to a utility. By using our services, customers gain access to leading-edge technology without the high cost and challenges of managing technology themselves.

Our services and IP-based network, storage and hosting infrastructure provide businesses a common electronic platform to seamlessly integrate their production processes and accelerate the adoption of online digital collaboration. In the commercial marketplace our global customer base is primarily made up of companies in the entertainment, broadcast, advertising, publishing, printing, retail, financial services, and consumer goods industries. These customers use our services to collaborate on-line within their supply chains to produce, manage and distribute rich media content such as: advertising, product packaging and general brand marketing materials; TV programming; films, video games, recorded music and other entertainment; news content and publications; video; and web materials. Creating these materials is a highly collaborative process involving many firms.

In July 2000, we initiated direct sales to the government with the receipt of approval to sell on the General Services Administration (GSA) Schedule for Electronic Commerce Services. The GSA listing permits government entities to purchase our service without the need for lengthy and time-consuming bidding or request-for-proposal processes. In October of 2000, WAM!NET, as a tier one subcontractor, was part of the EDS-led team that won the $6.9 billion Navy Marine Corps Intranet (NMCI) contract. This intranet is a common computing and communications environment to link more than 300 Navy and Marine Corps bases throughout the U.S., Iceland, Puerto Rico, Guam, Hawaii and Guantanamo Bay, Cuba. It is designed to enhance communication and the readiness of the U.S. Armed Forces. Under our subcontract with EDS, we will provide Base Area and Local Area Network design, installation and management at each base.

We have made substantial investments in building our global network, hosting and storage infrastructure. In addition, we have developed an array of digital workflow services to meet the needs and demands of a broad-based customer group. We have also invested in and developed substantial and skilled customer service and professional service groups, which make our services more valuable to existing customers and more attractive to potential customers. Finally, we have made substantial investments in recruiting, training and developing a skilled and knowledgeable sales force, operations and development workforce. We use a consultative approach in our sales and marketing efforts to both identify and meet our customers' diverse needs. Our initial focus and investment has been in building an installed base of influential customers. We seek to increase the utilization of our service offerings among our existing customers, as well as to broaden our market penetration through the addition of new customers.

In March 1998, we established our presence in Europe with the acquisition of 4-Sight Limited, a developer and worldwide marketer of ISDN based digital data transmission applications. 4-Sight had primarily sold software and hardware supporting digital transmission of data to its customer base. We have integrated the 4-Sight technology into our managed digital transport services.

In September 1999 we opened an office in Tokyo and established a joint venture with Sumitomo to support the sales and marketing of our services to the Japanese market. In July 2000 we opened an office in Sydney, Australia, to develop business opportunities in the Australian market.

In November, 2000, we purchased all of the outstanding common stock of is.com for 500,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of is.com have been included in the consolidated operating results since the date of acquisition. The inclusion of the is.com operating results for periods prior to the date of acquisition would not have materially affected results of operations. In connection with the acquisition, the Company issued a warrant to the sole owner of is.com to purchase 100,000 shares of common stock.

Access to our services is provided through our Direct Service, Tracked Service and Internet Gateway Service. Our initial focus through 1998 was our Direct Service. This is our fastest, most secure and reliable managed transport service, providing direct, guaranteed access and transport over our managed network. Our Customer Point of Presence (CPOP) devices are installed on our customers' premises and are connected to our network with a dedicated leased line. In December 1999 we acquired a 20-year indefeasible right of use for backbone capacities and purchased wireless local loop facilities in the U.S. from Winstar. These facilities will allow us to offer our Direct Service customers greater bandwidth capacity and eliminate the need for a dedicated leased line at a customers' premises.

In the first quarter of 1999 we began to provide access to our network through our Tracked Service. This service offers the security and predictability of dial-up connectivity to our network at a slower transmission speed without the performance guarantee of Direct Service. This service does not require a dedicated onsite CPOP device or a dedicated connection to our network. We introduced our Internet Gateway Service in the third quarter of 1999. Internet Gateway Service allows connection to our network and services over the Internet. We provide media production-tailored tools with our managed transport services including InfoCenter, Electronic Job Tickets and Remote Proofing.

We commercially introduced our WAM!BASE Digital Storage Service in the first quarter of 2000 and our web-based storage service, Workspace, in fourth quarter of 2000. Direct service is required to access WAM!BASE storage service.

Also in the first quarter of 2000, we began offering Rendering on Demand, a hosted service that requires specialized software and extensive computing power to generate high-resolution computer animation for film and broadcast special effects. In the first quarter of 2000 we began offering our Compressed Video Service, our transport service for compressed video in MPEG 1 and MPEG 2 formats.

We introduced our managed hosting services in third quarter 2000. These services are designed to enable reliable, scalable, mission-critical e-business applications for a wide range of customers. In the fourth quarter 2000, we acquired is.com, a 50-member professional services firm specializing in e-business solutions and workflow to augment our service offering.

As of December 31, 2000, we had over 2,100 customer points-of-presence consisting of dedicated CPOP devices and local bandwidth connectivity. Of these, about 60 have WAM!NET storage services that customers access through the CPOP. In addition, we had over 14,700 users of our Internet and dial-up services globally.

Revenues

Net Service Revenue

Our net service revenue from commercial customers is directly related to the number of customers, type of service, and volume of data moved, stored or processed. This revenue is derived primarily from media market customers who are purchasing our managed transport, managed storage, hosted applications and managed hosted services. Revenue is based on annual or multi-year service contracts, many of which have automatic renewal or extension provisions. These contracts generally include a minimum monthly fee and additional charges for usage that exceeds a minimum monthly usage level. We record monthly service revenue for Direct Service, Compressed Video Service and Tracked Service based upon contracts signed with customers, following installation of equipment and commencement of service at a customer's premises. Our Internet Gateway Service is priced primarily on a per-megabyte basis and recognized as revenue in the month the service is provided. Our Render on Demand service is billed per computer processing unit hour and revenues are recognized as the service is provided to the customer. We began to earn service revenue from Tracked Service and Internet Gateway Service in March and September 1999, respectively. Our WAM!BASE digital storage and Workspace services are priced on the basis of megabytes stored per month. We began earning storage revenue in first quarter of 2000. Our managed hosting services are typically custom-oriented solutions and are priced according to the customers' equipment and capacity requirements.

We began earning Professional Services revenues in fourth quarter 2000, primarily from our acquisition of a 50-member firm that specializes in e-commerce and workflow consulting services. Revenues are based on consulting engagements that are billed on an hourly rate, depending on the expertise required to meet customer requirements. Revenues are included in net service revenue in the Consolidated Statement of Operations.

Our revenue from government customers primarily includes revenue from our subcontract with EDS for NMCI, as well as revenue generated from other government customers.

On November 28, 2000, we entered into a Pre-Subcontract Authorization Agreement with EDS. The period of performance was from

October 7, 2000 through February 9, 2001 (the date the Definitive Subcontract Agreement was signed) and detailed out certain milestones and the related values. We invoiced EDS $7 million in 2000 based upon the achievement of certain milestones and received payments of $1 million in December 2000 and $6 million in January 2001. We recorded $3.4 million of revenues as of December 31 2000 under this agreement. Government service revenues are included in net service revenue in the Consolidated Statement of Operations.

On February 9, 2001, we entered into a definitive Subcontract Agreement with EDS. The contract, which was awarded under the Federal Acquisition Regulation
(FAR) Part 12 procedures, is an indefinite quantity type contract (with minimum purchase commitments) where delivery or performance shall be made only as authorized by orders issued by the Navy under the ordering clause of the NMCI contract with EDS. The contract contains a base period of five program years effective October 7, 2000, and an option to extend the period of performance an additional three years. We will record and recognize revenue based upon performance on the number of seats ordered beginning in February 2001.

Our full range of services are also sold to government entities through the GSA listing, direct marketing efforts and channel activity. These services are billed to government customers using the same billing model as used for our commercial customers.

Software and hardware sales

Revenue from software and hardware sales has resulted primarily from the sale of 4-Sight ISDN Manager software and ISDN cards. Our ISDN Tracked Service customers may choose to make a single up-front payment to purchase our software or to pay a monthly service fee. In both cases these purchases appear as software and hardware revenue. We continue to shift the existing 4-Sight customers from software to our managed transport service. We expect that software and hardware sales will continue at approximately the same level for 2001.

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

In December 1999, we purchased a 20-year indefeasible right of use for backbone capacity and wireless local loop facilities from Winstar. Winstar's wireless technology will allow us to deliver increased bandwidth, at speeds ranging from 1.5mb to 155mb per second, to customers in most of the major U.S. metro areas, eliminating the need for local telephone circuit connections. This increased bandwidth capability will also allow us to offer additional services to new and existing customers.

Cost of professional services

The cost of professional services represents direct labor costs associated with our professional service revenue.

Cost of government services

The cost of government services represents costs directly associated with government operations and our direct costs related to performing under the NMCI contract.

Cost of software and hardware

Software and hardware expense reflects the costs of software and hardware sold.

Technical operations

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

Depreciation and amortization

We generally retain ownership of the customer premise equipment and most of the hardware and software necessary for our customers to use our services on a turn-key basis. Depreciation and amortization expense includes depreciation of this hardware and software as well as the equipment located in our distribution hubs and network operation, hosting and data storage centers. We also amortize certain costs relating to the acquisitions of is.com, 4-Sight and Freemail, which we acquired using the purchase method of accounting. We anticipate additional capital investments in our network, hosting and storage infrastructure commensurate with customer demand and market opportunity.

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

Revenues

Total revenue for the years ended December 31, 2000, 1999 and 1998, was $40.4 million, $24.8 million and $17.6 million. The increases in revenues are due to increased service offerings and greater demand for our services.

Net service revenue was $34.1 million, $17.3 million and $6.8 million for the years ended December 31, 2000, 1999 and 1998. This increase in net service revenue was primarily due to growth in the number of subscribers purchasing our services and increased utilization by subscribers. During the fourth quarter of 2000 we also began providing services to the government as well as began providing services and receiving revenue under the NMCI contract. At December 31, 2000, we were providing services to approximately 16,800 users, as compared to approximately 8,700 and 1,475 subscribers, at December 31, 1999 and 1998.

Revenues from software and hardware sales for the years ended December 31, 2000, 1999 and 1998, were $6.3 million, $7.5 million and $10.8 million. The decrease in software and hardware sales is the direct result of our shifting from sales of 4-Sight software and hardware as stand-alone products to sales of service contracts, partially offset by software purchases associated with ISDN Tracked Service agreements.

Operating Expenses

Network communication

Network communication expense for the years ended December 31, 2000, 1999 and 1998, was $28.4 million, $26.3 million and $18.3 million. The increase in network communication expenses from 1999 to 2000 was a result of increased local loop connections directly related to growth in the number of our Direct Service customers. Approximately $5.0 million of the increase in network communication expenses from 1998 to 1999 is a result of increased local loop connections related to growth in the number of our Direct Service customers and approximately $3.0 million of the increase was from an entire year of expenses incurred as a result of expanding our domestic and foreign network operations through the installation of additional hubs. The network expansion was substantially complete by the end of 1998. Average monthly communication expense per Direct Service customer has declined and is expected to continue to decline, as a result of increased customer utilization of our backbone capacity and declining costs of North American local loop connections. These trends were partially offset by growth in our Direct Service customer base in Europe, where local loop costs are generally higher than in North America. We continue to incur substantial network communication expense as we deploy our network and related services and applications globally; however, we expect the network communications expense as a percentage of revenue to decline.

Other Service Revenue Costs

Other service revenue costs for the year ended December 31, 2000 were $2.2 million. These costs are related to our direct costs of professional services and government.

Software and hardware

The cost of software and hardware for the years ended December 31, 2000, 1999 and 1998 was $2.0 million, $2.9 million and $3.5 million. The decreases reflects the decline in software and hardware sales as described above.

Technical Operations

Technical operations expense for the years ended December 31, 2000, 1999 and 1998, was $22.3 million, $22.9 million and $35.1 million. The expenses remained flat from 1999 to 2000 we were able to manage costs and leverage the existing systems and organization. The decrease between 1999 and 1998 was primarily due to completion of several development projects, including ISDN Tracked Service, Internet Gateway Service and WAM!BASE Data Archiving Service and the discontinuance of related outsourced development costs, partially offset by costs incurred for establishing our network operations center in Belgium and deploying our network in Europe.

Selling, general and administrative

Selling, general and administrative expense for the years ended December 31, 2000, 1999 and 1998, was $50.6 million, $42.7 million and $45.4 million. The increase was primarily due to sales and marketing efforts to launch new services and expand our customer base. The growth in these expenses from 1999 to 2000 was due to the expansion of our operations. We expect to continue to incur significant selling, general and administrative expenses as we continue to increase market penetration and traffic among existing customers, however we expect selling, general and administrative expenses will continue to decline as a percentage of revenue. The decrease between 1999 and 1998 was due to a one-time $11.4 million non-cash compensation charge related to the accelerated vesting of stock options held by certain officers that occurred in the period ended December 31, 1998. This decrease was partially offset by increases in other selling, general and administrative expenses associated with expanded operations during 1999. After adjusting for the one-time charge during 1998, recurring selling, general and administrative expense during the year ended December 31, 1999 increased $8.7 million, over the comparable adjusted amount for the year ended December 31, 1998.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2000, 1999 and 1998, was $40.0 million, $34.9 million and $17.7 million. This increase was primarily due to depreciation of additional network and related equipment purchased for network expansion during 2000, 1999 and 1998. Included in these totals for 2000, 1999 and 1998 was $7.3 million, $6.6 million and $5.3 million of amortization expense relating to the goodwill recorded in connection with acquisitions. We anticipate that depreciation and amortization expense will increase in future periods as we continue to purchase equipment and expand operations, and as we begin to depreciate the wireless network facilities purchased from Winstar.

Loss on investment

Loss on investment for the year ended December 31, 2000 was $23.5 million. The loss on investment was due to the sale of Winstar common stock. All shares of Winstar common stock were sold during 2000.

Interest expense

Interest expense for the years ended December 31, 2000, 1999 and 1998, was $47.0 million, $35.7 million and $22.6 million. The increase during each of the years is related to the increase in long-term debt necessary to fund operations and to make strategic acquisitions. Included in interest expense for the years ended December 31, 2000, 1999 and 1998, are non-cash charges of $30.5 million, $29.3 million and $18.3 million related to the amortization of deferred financing charges and the value of warrants issued in connection with debt financing transactions.

Other income

Other income for the years ended December 31, 2000 and 1999 was $2.7 million and $0.6 million. Other income primarily relates to rental income received from SGI in connection with leasing a portion of the corporate campus facility in Eagan which we received as part of an investment by SGI in March 1999.

Income taxes and net loss

At December 31, 2000, we had $318 million of United States net operating loss carryforwards. These carryforwards are available to offset future taxable income through the year 2020 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986. These limitations may result in the expiration of net operating loss carryforwards before they can be utilized. We realized an income tax benefit of $1.4 million as a result of U.K. income tax and VAT benefits in the year ended December 31, 1998.

Liquidity and Capital Resources

Through December 31, 2000, we have issued equity and debt securities and incurred other borrowings resulting in cash received by us of $471.2 million. We have used the majority of these proceeds to expand our global network, to build our customer base and for geographic expansion. In addition, we expanded our operations in Europe through the acquisition of 4-Sight for $16.4 million in cash and the issuance of equity securities. Our ability to achieve profitability and positive cash flow from operations will be dependent on substantially growing our revenues and realizing increased operating efficiencies.

In 2000, we entered into the following financing transactions in order to continue to fund our operating and capital requirements:

In December, 1999, we entered into a transaction providing for the purchase by Winstar of 50,000 shares of the Company's Class E convertible preferred stock and an option for Winstar, its designated affiliates and others, to purchase an additional 50,000 shares of the same class of stock. The purchase of these shares was finalized in March, 2000. Pursuant to the terms of this transaction, Winstar purchased a total of 85,000 shares of Class E convertible preferred stock for $85 million, of which $35 million was paid in cash and $50 million was paid in the form of 1,071,429 shares of Winstar common stock valued at $46.66 per share (as adjusted for the 3 for 2 Winstar stock split declared in February
2000). All shares of Winstar common stock were sold during 2000. Other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate of $16.7 million in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Each of the two largest purchasers of Class E convertible preferred stock has the right to elect one director and vote on an as-converted basis on all matters submitted to the vote of common stock holders including the election of directors. In the event that any holder of Class E preferred stock possesses voting power in excess of 17.5% of the voting power of the Company, such holder's voting power shall be reduced to, at most, 17.5% of the total voting power of all the equity holders of the Company. The Class E convertible preferred stock is initially convertible into 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share of common stock subject to anti-dilution provisions. Holders of Class E convertible preferred stock may convert their shares into common stock at any time, and are required to convert their shares into common stock, if after an initial public offering of the Company's common stock, the common stock trades for a price of at least $8.00 per share for twenty consecutive trading days. On December 31, 2008, the Company will be required to redeem all of the outstanding shares of Class E Convertible Preferred Stock at a redemption price per share equal to the liquidation amount per share on such date, as adjusted pursuant to the term of the Certificate of Designation of the Class E Convertible Preferred Stock.

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

In September 2000, we entered into a Securities Purchase Agreement (the "Agreement") with Winstar, pursuant to which we have the right to sell to Winstar 60,000 shares of Class H Convertible Preferred Stock, par value $.01 per share, at a purchase price of $1,000 per share upon certain dates and in certain amounts pursuant to the terms of the Agreement. In connection with the execution of the Agreement, we issued an immediately exercisable warrant to Winstar to purchase up to 3,000,000 shares of our common stock at a price of $.01 per share, which warrant shall expire on December 31, 2005. The rights and preferences of the Class H convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock. The holders of the Class H preferred stock have the right to vote, on an as converted basis, with holders of common stock on all matters submitted to a vote of common shareholders. In addition, Winstar or any subsidiary thereof, individually or as a group, have the right to appoint up to two directors to serve as directors on our Board of Directors. Pursuant to the terms of the Class H preferred stock, Winstar and its subsidiaries, by virtue of their ownership of Class E preferred stock and Class H preferred stock have the right, collectively, to appoint only one person to serve on our Board of Directors. To the extent that Winstar or any subsidiary thereof, individually or as a group, is entitled to more than the number of votes equal to 17.5% of all votes cast at any meeting at which a vote is being taken, by virtue of its ownership of Class E preferred stock, Class H preferred stock or any common stock issued upon the exercise of warrants issued in connection with the issuance of the Class H preferred stock, such holder of Class H preferred stock shall have its voting power reduced to, at most, 17.5% of the total voting power of all equity holders of the Company. On December 31, 2008, the Company will be required to redeem all of the outstanding shares of Class H Convertible Preferred Stock at a redemption price per share equal to the liquidation amount per share on such date, as adjusted pursuant to the term of the Certificate of Designation of the Class H Convertible Preferred Stock.

The Class H convertible preferred stock is convertible into shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provision. As of December 31, 2000, we sold 40,000 shares of Class H convertible preferred stock for an aggregate of $40 million in cash and 1,550,000 shares of common stock are exercisable pursuant to the warrant. In January 2001, we sold 20,000 shares of Class H convertible preferred stock for an aggregate of $20 million in cash and 3,000,000 shares of common stock are exercisable pursuant to the warrant.

In February 2001, we entered into a $30 million bank credit facility ,which expires in January 2003. The credit facility is a $30 million revolving credit facility based upon a borrowing base consisting of our cash collections. Amounts outstanding under the credit facility incur interest at the banks reference rate plus 3.25% (11.75% at February 28, 2001). The credit facility is secured by a lien on certain unencumbered and lienable assets. The credit facility requires us to maintain certain financial covenants. The credit facility is automatically renewable at maturity until canceled in accordance with its terms. As of February 28, 2001, we have borrowed $14.7 million under the credit facility.

Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $475.8 million as of December 31, 2000. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the foreseeable future. At December 31, 2000, our cash resources and available borrowings are insufficient to fund operations for the next 12 months without raising additional debt and/or equity capital. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

Management currently is exploring available options for additional capital including borrowings secured by otherwise unencumbered assets, private issuances of secured borrowings or preferred or common stock, or strategic alliances or partnerships. However, there is no assurance that such funds will be available or available on terms acceptable to the Company. If the Company is not successful in obtaining additional funding, it may not be able to continue as a going concern.

The report of our independent auditors on our consolidated financial statements includes an explanatory paragraph, which states that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about our ability to continue as a going concern.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rates

During the year ended December 31, 2000, our revenue originating outside the U.S. was 28.1% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

We are exposed to market risk from changes in the interest rates on some of our outstanding debt. The outstanding loan balance under our revolving credit facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the year ended December 31, 2000, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as our 13.25% senior discount notes, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

An index to the financial statements and the required financial statement schedules is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth, as of March 15, 2001, the names, ages and positions of our executive officers and directors. Their respective backgrounds are described below.


Name                                 Age                 Position
----                                 ---                 --------
Edward J. Driscoll...............     40      Chairman of the Board and Chief Executive Officer
William E. Sullivan..............     52      President
Terri F. Zimmerman...............     37      Chief Financial Officer
Allen L. Witters.................     41      Chief Technology Officer
Lisa A. Gray.....................     45      Executive Vice-President, Business Affairs and General Counsel
Richard G. Marklund..............     57      Executive Vice-President, International and Business Development
Kenneth L. Coleman...............     58      Director
Patrick J. Dirk..................     61      Director
Robert L. Hoffman................     72      Director
William M. Kelly.................     47      Director

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

William E. Sullivan has served as our president since September of 2000. He joined the company in March 2000 as Senior Vice President of Global Marketing from PR21, a New York-based public relations firm, where he was chief executive officer. Prior to that, Sullivan served as chief marketing officer, Imation Corp., where he played a key role in launching the $2.3 billion imaging and information storage company from 3M. Prior to Imation, he was chief executive officer of Rowland Worldwide, a public relations firm owned by Saatchi and Saatchi, and held a number of managerial positions with 3M in the areas of public relations and marketing communications from 1979 to 1987. Sullivan brings more than 25 years of business experience in domestic and international markets.

Terri F. Zimmerman has served as our Chief Financial Officer since August 1999. From June 1994 to July 1999 she served in various financial management capacities for Great Plains Software Inc. including the positions of Director of Finance, Vice President of Finance and Operations, and Chief Financial Officer. She was previously employed by Deloitte & Touche LLP in Minneapolis as a Senior Manager. Ms. Zimmerman holds a B.A. from the University of North Dakota. Ms. Zimmerman is a certified public accountant.

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

Lisa A. Gray has served as our Corporate General Counsel since December 1998. In September 2000, her role was expanded to include the area of business affairs. Her current title is Executive Vice President of Business Affairs and General Counsel. For more than 5 years prior to joining our company, Ms. Gray was a partner at the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd.

Richard G. Marklund is our executive vice president, International and Business Development, responsible for our subsidiary companies outside the United States. He joined the company in June 2000 from Hyperport International, Inc., where he served as president and chief executive officer. Marklund brings more than 30 years experience, having served in a variety of executive management and board positions with both public and private companies, ranging from small entrepreneurial start-ups to large multi-billion dollar corporations.

Kenneth L. Coleman has served as a director since March 2000. Mr. Coleman is executive vice president of Global Sales, Service and Marketing for SGI, where he served in a number of key senior management positions throughout the past 13 years. In his current role he manages an organization with some 4,000 employees in 179 offices in 41 countries, generating revenues of $2.7 billion in FY 1999. Prior to joining SGI, Mr. Coleman was vice president of Product Development at Activision, Inc., responsible for software development activities. Earlier, he spent 10 years at Hewlett-Packard Company, where he held several management positions. Mr. Coleman is a member of the board of directors of the following institutions: Acclaim Entertainment, Inc., The American Leadership Foundation of Silicon Valley, MIPS Technologies, The Ohio State University Alumni Advisory Council and The Ohio State University Business Dean's Advisory Council. He earned a B.S. degree in Industrial Management and MBA from The Ohio State University.

Patrick J. Dirk has served as a director since February 2000. Mr. Dirk has been the Chairman of the Board and Chief Executive Officer of Troy Group, Inc. since he co-founded the company in May 1982. From March 1982 to August 1999, Mr. Dirk also served as President of Troy. Mr. Dirk is the Chairman of the Board and Chief Executive Officer of each of the Troy Group's subsidiaries. From 1980 to 1982 Mr. Dirk served as President and a director of Kroy Inc. where he was employed in various capacities from 1973 until 1982. Kroy Inc. is a corporation involved in manufacturing automated lettering machines and related products, serving most recently as President and as a member of its Board of Directors. Mr. Dirk also serves as a member of the board of directors and advisory boards of several private companies.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid to our Chief Executive Officer and to each of our four other most highly compensated executive officers for each of the years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                  Long-Term
                                                             Annual Compensation        Compensation Awards
                                                             -------------------        -------------------
                                                                                            Securities
                                                                                            Underlying
Name and Principal Position                            Year      Salary          Bonus      Options(#)
---------------------------                            ----      ------          -----      ----------
Edward J. Driscoll. III ...........................    2000    $ 230,620       $ 237,312(6)        --
   Chairman of the Board and Chief                     1999      195,000          87,126      500,000
      Executive Officer                                1998      195,000              --      750,000

William E. Sullivan ...............................    2000    $ 164,225(1)    $ 220,000(6) 1,500,000
   President                                           1999           --              --           --
                                                       1998           --              --           --

Terri F. Zimmerman ................................    2000    $ 207,911       $ 103,824(6)        --
   Chief Financial Officer                             1999       75,769(2)       29,622    1,600,000
                                                       1998           --              --           --

Allen L. Witters ..................................    2000    $ 218,744       $ 222,480(6)        --
   Chief Technology Officer                            1999      195,000          76,236      500,000
                                                       1998      195,000              --      750,000

Lisa A. Gray ......................................    2000    $ 188,019       $  96,250(6)   175,000
   Executive Vice President of Business Affairs and    1999      145,333          78,417      600,000
      General Counsel                                  1998       18,333(3)           --       25,000

Gary L. Hokkanen ..................................    2000    $ 969,538(7)    $ 108,768(6)
                                                       1999      183,330         122,870
                                                       1998           --              --

Denice Y. Gibson ..................................    2000    $ 562,000(7)    $  93,443(6)
                                                       1999       97,820          38,242
                                                       1998           --              --

(1) Mr. Sullivan's employment began in March 2000.

(2) Ms. Zimmerman's employment began in August 1999.

(3) Ms. Gray's employment began in November 1998.

(4) Mr. Hokkanen served as President from April 1999 to September 2000.

(5) Ms. Gibson served as Senior Vice President of Global Operations from July 1999 to September 2000.

(6) Reflects amounts earned, a portion of which has not yet been paid.

(7) The foregoing amounts include severance compensation which pursuant to the terms of the agreement has not yet been paid in full.

The following table sets forth information with respect to stock options granted to the Chief Executive Officer and to each of our four other most highly compensated executive officers during the fiscal year ended December 31, 2000. For the fiscal year ended December 31, 2000, we did not grant any stock appreciation rights to these executives nor did we grant them any stock options at an option price below market value on the date of the grant, as determined by our Board of Directors.

                     Stock Option Grants in Last Fiscal Year

                                                Individual Grants
                                                -----------------
                                               % of Total                                Potential Realizable Value
                                    Number of   Options                                    at Assumed Annual Rates
                                    Securities  Granted to Exercise                      of Stock Price Appreciation
                                    Underlying  Employees  or Base                            for Option Term(4)
                                      Options   in Fiscal  Price                              ------------------
         Name                         Granted      Year    ($/Sh)    Expiration Date          5%           10%
         ----                         -------      ----    ------    ---------------          --           ---
Edward J. Driscoll III .......       --            --       --      --                      --          --

William E. Sullivan ..........       750,000(1)       8%    2.00    March 7, 2010        $  943,342    $2,390,614
                                     250,000(2)       3%    2.00    March 7, 2010           314,447       796,871
                                     500,000(1)       5%    2.00    September 1, 2010       628,895     1,593,742

Terri F. Zimmerman............          --         --       --      --                      --          --

Allen L. Witters .............          --         --       --      --                      --          --

Lisa A. Gray .................       125,000(3)       1%    2.00    January 1, 2010         157,224       398,436
                                      50,000(1)       *     2.00    September 1, 2010        62,889       159,374


* Represents less than one percent of total options granted to employees in fiscal year 2000.

(1) These options vest monthly, over 48 months.

(2) These options immediately vest.

(3) These options vest annually, over 3 years.

(4) The potential realizable dollar value of an option grant is the product of
(a) the difference between (1) the product of the per-share market price at the time of the grant (which we determined was $2.00) and the sum of 1 plus the adjusted stock price appreciation rate and (2) the per-share exercise price of the option, and (b) the number of securities underlying the grant at fiscal year-end.

The following table sets forth information with respect to the value of unexercised stock options held by the Chief Executive Officer and each of the four other most highly compensated executive officers as of December 31, 2000. None of the persons listed in the table below exercised any stock options during 2000.

                          Fiscal Year-End Option Values

                                       Number of Securities         Value of Unexercised
                                      Underlying Unexercised        In-the-Money Options
                                    Options at Fiscal Year-End      at Fiscal Year-End(1)
                                    --------------------------      ---------------------
         Name                      Exercisable    Unexercisable   Exercisable  Unexercisable
         ----                      -----------    -------------   -----------  -------------
Edward J. Driscoll III ......       2,875,000         375,000      $2,080,000      $--
William E. Sullivan..........         421,873       1,078,127              --       --
Allen L. Witters ............       2,875,000         375,000       2,080,000       --
Terri F. Zimmerman ..........         587,496       1,012,504              --       --
Lisa A. Gray ................         476,020         323,980              --       --

(1) Amount based on the fair market value of our common stock on December 31, 2000, as determined by our Board of Directors, less the exercise price payable under the options.


Directors' Compensation

We do not pay annual compensation to our directors. Each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. In January 1996, we granted Mr. Hoffman 75,000 stock options at an exercise price of $0.96 per share, which options expire November 30, 2005, all of which were vested and exercisable as of December 31, 1999. In December 1999, we granted Mr. Hoffman an additional 75,000 stock options at an exercise price of $2.00 per share, which options expire December 31, 2009, all of which were vested and exercisable as of December 31, 1999. In December 2000, we granted Mr. Hoffman an additional 20,000 stock options at an exercise price of $2.00 per share vesting monthly over 36 months and expiring December 31, 2010. In December 1999, we granted Mr. Kelly 75,000 stock options at an exercise price of $2.00 per share vesting monthly over 12 months and expiring December 31, 2009. In December 2000, we granted Mr. Kelly an additional 20,000 stock options at an exercise price of $2.00 per share vesting monthly over 36 months and expiring December 31, 2010. In February 2000, we granted Mr. Dirk 75,000 stock options at an exercise price of $2.00 per share vesting 25,000 immediately, 25,000 on February 23, 2001 and 25,000 on February 23, 2002 and expiring February 23, 2010. In March 2000, we granted Mr. Coleman 75,000 stock options at an exercise price of $2.00 per share vesting 25,000 immediately, 25,000 on March 17, 2001 and 25,000 on March 17, 2002 and expiring March 17, 2010.

Board Committees

     Our board of directors has a compensation committee and an audit committee.

     The members of the compensation committee are Messrs. Kelly and Hoffman. The compensation committee is responsible for determining the salaries and incentive compensation of our officers and administering our stock option plan.

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

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is or has ever been an officer or employee of ours or an officer or employee of any of our subsidiaries. During 2000, none of our executive officers served on the compensation committee or as a director of another entity whose executive officers served on our compensation committee or Board of Directors. From inception, certain legal services have been provided to us by Larkin, Hoffman, Daly & Lindgren, Ltd. Robert L. Hoffman, a member of the compensation committee, is a shareholder of Larkin, Hoffman, Daly & Lindgren, Ltd. See "Certain Transactions -- Other Agreements."

Employment Agreements

We have entered into employment agreements with Edward J. Driscoll III, William
E. Sullivan, Terri F. Zimmerman, Allen L. Witters Lisa A. Gray. These agreements are for one-year terms that automatically renew unless the employee's employment is terminated earlier in accordance with the terms summarized below. The salary to be received by each executive is the base salary in effect as of January 1, 2000, which is to be reviewed periodically at intervals of not more than twelve
(12) months in accordance with our salary review policies. Each executive is eligible to participate in an executive bonus plan as approved by the Board of Directors on an annual basis and eligible to participate in all benefit programs we offer.

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

Each executive is subject to a two-year non-compete agreement after they leave our employ.

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

A total of 7,000,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the amended 1994 stock option plan and a total of 25,000,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1998 combined stock option plan, subject to adjustment for stock splits or recapitalizations. Shares subject to cancelled, unexercised, lapsed or terminated options are available for subsequently granted options under a plan. Upon exercise of an option, payment of the exercise price in cash is required, or, at the Board of Directors' discretion, by the delivery of shares of common stock already owned by the optionee or a promissory note for all or a portion of the exercise price of the shares so purchased or a combination of the foregoing. There is no express limitation on the duration of a plan; however, incentive stock options may not be granted after the date that is ten years from the date of shareholder approval of a plan. The Board of Directors may terminate either plan and, subject to certain limitations, may amend either plan at any time without shareholder approval. As of December 31, 2000, there were 5,255,515 options issued and outstanding under the amended 1994 stock option plan at exercise prices ranging from $0.45 to $8.00 per share. As of December 31, 2000, there were 14,265,800 options issued and outstanding under the 1998 combined stock option plan, at exercise prices ranging from $0.00 to $8.00 per share.

In addition to options granted under the plans, we have also granted certain officers and consultants options to purchase a total of 5,390,000 shares of common stock at exercise prices ranging from $0.45 to $3.90 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 26, 2001, with respect to the beneficial ownership of our common stock by:

o each person known by us to own beneficially more than five percent of the outstanding shares of our common stock,

o our directors and our executive officers named in the Summary Compensation Table under "Management -- Executive Compensation," and

o    all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Shares of common stock subject to options, warrants and convertible securities that are exercisable or convertible within 60 days of March 26, 2001, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, warrants or convertible securities, but such shares are not deemed outstanding for computing the percentage ownership of any other person. Certain of the outstanding shares of our capital stock are subject to a voting agreement. Unless otherwise indicated, the address for each stockholder is c/o WAM!NET Inc., 655 Lone Oak Drive, Eagan, Minnesota 55121.

                                                             Shares           Percentage
Beneficial Owner(1)                                    Beneficially Owned  Beneficially Owned
-------------------                                    ------------------  ------------------
Edward J. Driscoll(2) ..........................           4,916,664            32.5%
William E. Sullivan(3) .........................             552,078             4.3
Terri F. Zimmerman(4) ..........................             649,996             5.1
Allen L. Witters(2) ............................           4,916,664            32.5
Lisa A. Gray(5) ................................             549,990             4.3
Richard G. Marklund(6) .........................             349,998             2.8
Robert L. Hoffman(7) ...........................             152,800             1.2
William M. Kelly(8) ............................              77,800               *
Patrick J. Dirk(9) .............................             145,790             1.2
Kenneth L. Coleman(10) .........................              25,000               *
MCI WorldCom, Inc.(11) .........................          11,577,382            48.7
Winstar(12) ....................................          32,836,913            72.9
SGI(13) ........................................          11,782,134            49.1
Cerberus(14) ...................................           3,213,354            20.9
Sumitomo(15) ...................................           1,073,606             8.1
James L. Ecker(16) .............................             922,520             7.6
James R. Clancy(17) ............................             899,999             6.9
George H. Frisch(18) ...........................             708,333             5.6
David A. Townsend(19) ..........................           1,317,300            10.8
All directors and executive
 officers as a group
 (10 persons)(2)(3)(4)(5)(6)(7)(8)..............          12,336,780            60.6
 ---------------------------------

* Represents beneficial ownership of less than one percent of outstanding shares of our common stock.

     (1) Except as indicated by footnote, we understand the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

     (2) Includes 2,895,831 shares issuable upon exercise of vested stock options and 20,833 shares issuable upon exercise of stock options which will vest within 60 days.

     (3) Includes 499,996 shares issuable upon exercise of vested stock options and 52,082 shares issuable upon exercise of stock options which will vest within 60 days.

     (4) Includes 568,746 shares issuable upon exercise of vested stock options and 31,250 shares issuable upon exercise of stock options which will vest within 60 days.

     (5) Includes 537,389 shares issuable upon exercise of vested stock options and 12,501 shares issuable upon exercise of stock options which will vest within 60 days.

     (6) Includes 316,664 shares issuable upon exercise of vested stock options and 33,334 shares issuable upon exercise of stock options which will vest within 60 days.

     (7) Includes 151,680 shares issuable upon exercise of vested stock options and 1,120 shares issuable upon options which will vest within 60 days.
     Address: Larkin, Hoffman, Daly & Lindgren, Ltd., 1500 Northwest Financial Center, 7900 Xerxes Avenue South, Bloomington, MN 55431.

     (8) Includes 76,680 shares issuable upon exercise of vested stock options and 1,120 shares issuable upon options which will vest within 60 days.
     Address: Davis Polk and Wardwell, 1600 El Camino Road, Menlo Park, CA 94025

     (9) Includes 25,000 shares issuable upon exercise of stock options which will vest within 60 days. Address: TROY Group, Inc., 2331 South Pullman Street, Santa Anna, CA 72705

     (11) Includes 3,350,000 shares issuable upon exercise of warrants that are currently exerciseable, 5,000,000 shares issuable upon conversion of a convertible subordinated note in the aggregate principal amount of $5.0 million and 2,196,317 shares of Class D convertible preferred stock which are currently convertible into 3,227,382 shares of common stock and are mandatorily convertible into shares upon completion of an underwritten public offering at an offering price of $12.52 per share. MCI WorldCom also owns 115,206 shares of Class A preferred stock.

     (12) Includes 85,000 shares of Class E convertible preferred stock which are currently convertible into 18,209,007 shares of common stock and 60,000 shares of Class H convertible preferred stock which are currently convertible into 11,627,906 shares of common stock and are mandatorily convertible into common stock, at the then effective conversion rate, at any time after the completion of an underwritten public offering, on the last trading day of the first consecutive 20 trading days during which the average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share. Also includes 3,000,000 shares issuable upon exercise of warrants that are currently exercisable. Address: 685 Third Ave., New York, NY 10017

     (13) Includes 5,710,425 shares of Class B convertible preferred stock which are currently convertible into 8,338,227 shares of common stock and are mandatorily convertible into shares of common stock upon completion of an underwritten public offering at an offering price of $12.13 per share, 878,527 shares of Class C convertible preferred stock which are mandatorily convertible into 1,290,953 shares of common stock upon completion of an underwritten public offering at offering price of $12.52 per share and 10,000 shares of Class F convertible preferred stock which are currently convertible into 2,152,954 shares of common stock and are mandatorily convertible into shares of common stock, at the then effective conversion rate, at any time after the completion of an underwritten public offering, on the last trading day of the first consecutive 20 trading days during which the average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share. Address: 2011 N. Shoreline Blvd., Mountain View, CA 94043-1389.

     (14) Includes 15,000 shares of Class E convertible preferred stock which are currently convertible into 3,213,354 shares of common stock and are mandatorily convertible into shares of common stock, at the then effective conversion rate, at any time after the completion of an underwritten public offering, on the last trading day of the first consecutive 20 trading days during which the average closing price (weighted by daily trading volume) of the common stock is at least $8.00 per share. Address: 450 Park Ave., New York, NY 10022

     (15) Includes 5,000 shares of Class G convertible preferred stock which are currently convertible into 1,073,606 shares of common stock and are mandatorily convertible into common stock upon completion of an underwritten public offering. Address: 1-2-2 Hitotsubashi, Chiyoda-Ku, Tokyo, 100 Japan

     (16) Includes 416,665 shares issuable upon exercise of warrants that are currently exercisable and 50,000 shares owned by the Ecker Family Limited Partnership, of which Mr. Ecker is a partner. Address: 5061 Interlachen Bluff, Edina, MN 55436.

     (17) Includes 896,874 shares issuable upon exercise of vested stock options and 3,125 shares issuable upon exercise of stock option which will vest within 60 days.

     (18) Includes 707,291 shares issuable upon exercise of currently exercisable options and warrants and 1,042 shares issuable upon exercise of stock option which will vest within 60 days. Address: 5030 Woodlawn Blvd., Minneapolis, MN 55417.

     (19) Address: 64-68 Norwich Avenue West Bournemouth, Dorset BH2-6AW
     England.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1996 MCI WorldCom Convertible Subordinated Note

In September 1996, we issued the 1996 $5.0 million convertible subordinated note to MCI WorldCom. As of December 31, 2000, $6.7 million was outstanding under the note, which included $1.7 million of accrued but unpaid interest. Interest on the 1996 MCI WorldCom convertible note accrues at an annual rate of 10%, payable semi-annually. The principal amount of the convertible note is convertible into 5 million shares of our common stock. The shares of common stock issuable upon conversion of the 1996 MCI WorldCom convertible note are subject to registration rights. We have entered into a subordination agreement with MCI WorldCom that covers the 1996 MCI WorldCom convertible note. See "-- 1998 MCI WorldCom Agreement" below.

1996 MCI WorldCom Preferred Stock, Subordinated Note and Warrant Purchase Agreement

1999 Class A Preferred Stock. In November 1996, we entered into a preferred stock, subordinated note and warrant purchase agreement with MCI WorldCom. Pursuant to this agreement, we issued 100,000 shares of our Class A preferred stock to MCI WorldCom for an aggregate purchase price of $1.0 million. In 1999 MCI WorldCom exchanged its shares of Class A preferred stock for 115,206 shares of a new series of Class A preferred stock (1999 Class A Preferred Stock). Holders of shares of the new series of Class A preferred stock are entitled to one vote for each share held of record, voting together with the holders of common stock as a single class, on all matters submitted to a vote of shareholders.

1996 MCI WorldCom Subordinated Note. Pursuant to the preferred stock, subordinated note and warrant purchase agreement, we also issued to MCI WorldCom a $28.5 million subordinated note due December 31, 2003, of which $24.4 million aggregate principal amount was outstanding as of December 31, 2000. Interest on the outstanding principal amount of the MCI WorldCom subordinated note accrues at an annual rate of 7%, and is payable semi-annually.

1996 MCI WorldCom Warrants. Pursuant to the preferred stock, subordinated note and warrant purchase agreement, we also issued to MCI WorldCom warrants to purchase, on or before December 31, 2000, up to 20,787,500 shares of common stock. The shares of common stock issuable upon exercise of the warrants are subject to registration rights. See guarantee entered into on September 29, 2000 below under "1998 MCI Worldcom Agreement"

The new series of Class A preferred stock and the 1996 MCI WorldCom Subordinated Note are also covered by our subordination agreement with MCI WorldCom. See "-- 1998 MCI WorldCom Agreement" below.

MCI WorldCom Guaranteed Revolving Credit Facility

In September 1997, we entered into a bank revolving credit facility . The maximum amount that can be borrowed under the revolving credit facility is $25.0 million. MCI WorldCom has guaranteed the payment of all amounts owed under the revolving credit facility. At December 31, 2000, the amount outstanding on the line of credit was $15.0 million. In consideration of MCI WorldCom's guaranty, we granted to MCI WorldCom 8,396,170 Class A warrants and 14,204,835 Class B warrants to purchase shares of common stock at an initial exercise price of $3.90 per share, subject to anti-dilution provisions. The Class A warrants expired in December 2000. The Class B warrants were originally exercisable only if the revolving credit facility was not repaid.

On September 29, 2000, MCI WorlCom agreed to extend its guarantee of the line of credit until January 10, 2001 and cancel 40,388,505 warrants based on timely repayments, as specified in the agreement, of the line of credit. As of December 31, 2000, 17,787,500 of the 20,787,500 warrants (`1996 warrants') issued to MCI
WorldCom in November 1996 in connection with subordinated notes and the 8,396,170 Class A warrants issued to MCI WorldCom in connection with the line of credit, were cancelled. On January 10, 2001, the Company repaid the remaining $15 million and closed the line of credit. The 14,204,835 Class B warrants issued to MCI WorldCom were cancelled in connection with the repayment of the line in January 2001. As part of the agreement, the Company agreed to extend the expiration date of the remaining 3,000,000 1996 warrants as follows: 1,000,000 until December 31, 2001; 1,000,000 until December 31, 2002; and 1,000,000 until December 31, 2003. The Company further agreed that the exercise price for all 3,000,000 of these warrants be fixed at $1.18 per share until expiration.

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

1999 MCI WorldCom Convertible Note

In January 1999, we issued a convertible note to MCI WorldCom in the principal amount of up to $25 million, due August 28, 2005. On January 13 and March 4, 1999, respectively, we borrowed $10 million and $15 million on the terms provided for in the note. The note automatically converted into 2,196,317 shares of our Class D convertible preferred stock immediately prior to the closing of SGI's March 1999 equity investment described below. The Class D convertible preferred stock (including accumulated but undeclared in-kind dividends) is currently convertible into 2,666,563 shares of our common stock at the conversion price of $10.04 per share, subject to anti- dilution provisions, and is mandatorily convertible in the event of an underwritten public offering of our common stock at a price of at least $12.52 per share. In connection with the issuance of the 1999 MCI WorldCom convertible note, we also issued warrants to MCI WorldCom to purchase 350,000 shares of our common stock at an exercise price of $0.01 per share. MCI WorldCom is entitled to registration rights with respect to the common stock underlying the Class D convertible preferred stock and the 1999 MCI WorldCom warrants.

Other Agreements with MCI WorldCom

MCI WorldCom has guaranteed the performance of our obligations under an Amended and Restated Service Provision Agreement, dated February 12, 1999 between us and Time Inc.

We have entered into service arrangements with MCI WorldCom, including an Application for Data Services pursuant to which MCI WorldCom provides us with interexchange telecommunications service, frame relay service and ATM service, and co-location agreements pursuant to which we lease space for our distribution hubs. We believe that these arrangements are on terms that are similar to those that could be obtained from an independent third-party on an arm's-length basis. Pursuant to our arrangements with MCI WorldCom, we have guaranteed monthly usage levels of data communications with MCI WorldCom totaling in aggregate approximately $2.9 million and $1.7 million for the years ending December 31, 2000 and 2001, respectively. If these agreements are terminated prior to their expiration date, we will be liable to MCI WorldCom for termination contingencies equal to the difference between the guaranteed monthly usage level and the amount actually used each year. Our data communications expense under telecommunication contracts with MCI WorldCom was approximately $13.9 million, $16.7 million and $11.8 million for the years ended December 31, 2000, 1999 and 1998. In addition, in connection with the issuance of the 1999 MCI WorldCom convertible note, we have agreed to make available to MCI WorldCom certain technology developed by us for integration with MCI WorldCom's infrastructure and product and service suites on terms mutually acceptable to us and MCI WorldCom, provided that this technology is provided on terms and conditions that are at least as favorable, when viewed in their entirety, as we provide (or may in the future provide) to any other person or entity not affiliated with MCI WorldCom.

SGI Investments

In March 1999, we consummated a transaction in which SGI purchased (a) 5,710,425 shares of our Class B convertible preferred stock and (b) 878,527 shares of our Class C convertible preferred stock. The Class B and Class C convertible preferred stock is currently convertible. The Class B convertible preferred stock (including accumulated but undeclared in-kind dividends) is currently convertible into 6,923,144 shares of our common stock at the conversion price of $9.77 per share. The Class C convertible preferred stock (including accumulated but undeclared in-kind dividends) is currently convertible into 1,066,625 shares of our common stock at the conversion price of $10.04 per share. The Class B and Class C convertible preferred stock are subject to anti-dilution provisions and are mandatorily convertible in the event of an underwritten public offering of our common stock at a price of at least $12.13 and $12.52 per share, respectively. SGI is entitled to registration rights with respect to the shares of common stock underlying the Class B and Class C convertible preferred stocks. The Class B convertible preferred stock has the right, voting separately as a class, to elect one member to our Board of Directors.

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

Winstar Agreement

In December 1999, we entered into an agreement with Winstar pursuant to which we purchased a 20-year indefeasible right of use for backbone capacity and purchased wireless local loop facilities. Under this agreement, we took title to equipment of varying bandwidth. Winstar has agreed to maintain this equipment, including replacement as necessary, and maintain its connectivity to Winstar's telecommunications network at a specified level of functionality over the agreement's term. We have the right to assign or sell our rights under the agreement. We made an initial $20.0 million payment in January 2000 for our 20-year indefeasible right of use, and are required to make quarterly payments, beginning at $5.0 million and increasing to approximately $24.9 million, over the seven-year period ending December 15, 2006. The indefeasible right of use has been capitalized in property, plant and equipment and we have recorded a related liability at the agreed-upon fair value of $260.3 million, which liability bears an effective interest rate of 8.3%. As of December 31, 2000, the outstanding balance of the liability was $239.6 million.

In December 1999, Winstar committed to purchase from us $12.5 million of services, which Winstar may sell to third parties. Winstar's commitment was prepaid in December 1999. This prepayment has been recorded as deferred revenue. We have also entered into a sublease agreement with Winstar for approximately 78,000 square feet of computer operation, office and common area space in our Minnesota data centers. In December 1999, Winstar made a one- time advance payment of approximately $12.5 million. We are required to repay this advance payment at $200,000 per month over 10 years, at an imputed interest rate of 15.75%. We have recorded the advance payment as a borrowing. The sublease has an initial term of 10 years, during which Winstar must pay monthly payments in the approximate amount of $81,000 and its prorated share of utilities, taxes and operating expenses. Winstar has the option to extend the sublease for two successive 5 year terms at 50% of then prevailing market rates and its share of those expenses.

In March 2000, Winstar purchased 50,000 shares of our Class E convertible preferred stock and exercised an option to purchase an additional 35,000 shares of such stock for an aggregate purchase price of $85 million. Of this amount, $35 million was paid in cash and $50 million was paid through the transfer to us of 1,071,429 shares of Winstar's common stock valued at $46.66 per share (as adjusted for a 3-for-2 stock split declared by Winstar in February 2000). The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, added monthly to the accreted liquidation value of the stock. Each of the two largest holders of Class E convertible preferred stock has the right to designate one director, and vote on an as-converted basis, not to exceed 17.5% of total voting power, on all matters submitted to the vote of common stock holders, including the election of directors. The Class E convertible preferred stock is initially convertible into a total of 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. On December 31, 2008, the Company will be required to redeem all of the outstanding shares of Class E Convertible Preferred Stock at a redemption price per share equal to the liquidation amount per share on such date, as adjusted pursuant to the term of the Certificate of Designation of the Class E Convertible Preferred Stock.

In September 2000, the Company and Winstar entered into a Securities Purchase Agreement (the "Agreement"), pursuant to which the Company has the right to sell to Winstar up to 60,000 shares of Class H Convertible Preferred Stock, par value $.01 per share, at a purchase price of $1,000 per share, at the Company's discretion, upon certain dates and in certain amounts pursuant to the terms of the Agreement,. In connection with the execution of the Agreement, the Company issued a warrant to Winstar to purchase up to 3,000,000 shares of common stock of the Company at a price of $.01 per share, which warrant shall expire on December 31, 2005. The right to purchase 500,000 shares of Common Stock pursuant to the warrant became exercisable upon execution of the Agreement, and the right to purchase the remainder of the Common Stock shall become exercisable as the Company sells the Shares to Winstar pursuant to a schedule set forth in the Agreement. The rights and preferences of the Class H convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock. The Class H convertible preferred stock is convertible into shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provision. As of December 31, 2000, the Company had sold 40,000 shares of Class H convertible preferred stock for an aggregate of $40 million in cash and 1,550,000 shares of common stock were exercisable pursuant to the warrant. On December 31, 2008, the Company will be required to redeem all of the outstanding shares of Class H Convertible Preferred Stock at a redemption price per share equal to the liquidation amount per share on such date, as adjusted pursuant to the term of the Certificate of Designation of the Class H Convertible Preferred Stock. In January 2001, the Company sold 20,000 shares of Class H convertible preferred stock for an aggregate of $20 million in cash and a cumulative 3,000,000 shares of common stock are exercisable pursuant to the warrant. Cumulative dividends in arrears were $340 at December 31, 2000.

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

Edward J. Driscoll, Jr., father of our Chairman of the Board and Chief Executive Officer, has been President of WAM!NET Government Services, Inc., a wholly owned subsidiary for government contracting, since its formation in October 2000. He purchased 250,000 shares of common stock at our inception in 1994. As consideration for such shares, Mr. Driscoll paid us $500 and agreed to provide consulting services to us. In January 1998, Mr. Driscoll was granted an option to purchase up to 200,000 shares of common stock at a price of $3.90 per share and was granted additional options to purchase up to 400,000 shares of common stock at a price of $2.00 per share, in all cases as partial consideration for his agreement to provide additional consulting services to us. Mr. Driscoll is also a shareholder of Larkin, Hoffmann, Daly & Lindgren, Ltd., which provides legal services to us.

George H. Frisch, who provides legal services to us, purchased 250,000 shares of common stock at our inception in 1994. As consideration for such shares, Mr. Frisch paid us $500 and agreed to provide legal services to us. In November 1995, Mr. Frisch was granted warrants to purchase an additional 150,000 shares of common stock at the price of $0.60 per share as partial consideration for his agreement to provide additional legal services to us. In addition, Mr. Frisch was granted, in July 1997, an option to purchase up to 100,000 shares of common stock at a price of $0.96 per share, he was granted, in January 1998, an option to purchase up to 200,000 shares of common stock at a price of $3.90 per share, and in January 2000, an option to purchase up to 25,000 shares of common stock at a price of $2.00 per share, in all cases as partial consideration for his agreement to provide additional legal services to us.

We loaned $305,000 to Allen L. Witters, our Chief Technology Officer, on September 1, 1998, of which approximately $300,000 remains outstanding. As security for the repayment of principal of and interest on this indebtedness, Mr. Witters granted us a lien on 60,000 shares of our common stock.

From inception, certain legal services have been provided to us by Larkin, Hoffman, Daly & Lindgren, Ltd. Edward J. Driscoll, Jr., father of our Chairman of the Board and Chief Executive Officer, and Robert L. Hoffman, one of our directors, are shareholders of Larkin, Hoffman, Daly & Lindgren, Ltd. We have been advised that the amounts paid to this firm have not exceeded 5% of its total gross revenues in any of the past three years.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements. See index immediately following signature page.

(b)  Reports on Form 8-K.

     No Current Reports were filed during the three months ended December 31, 2000:

(c)  Exhibits


Item
Number                   Description
------                   -----------
2.1     (1)   Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders
              listed therein.
2.2     (1)   Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications
              Corporation, NetCo Acquiring Corporation, FreeMail, Inc. and the shareholders listed therein.
2.3     (4)   June 1, 1999 Amendment to the Agreement and Plan of Reorganization, dated December 17, 1997, by and among the Company, NetCo Acquisition Corporation, FreeMail, Inc. and the shareholders listed therin.
3.1     (7)   Amended and Restated Articles of Incorporation of the Company.
3.2     (1)   By-Laws of the Company.
4.1     (1)   Indenture dated as of March 5, 1998, between the Company, as Issuer, and First Trust National
              Association, as Trustee.
4.2a    (1)   Certificate for the Rule 144A Original Notes ($200.0 million).
4.2b    (1)   Certificate for the Rule 144A Original Notes ($8.0 million).
4.3     (1)   Certificate for the Regulation S Original Notes.
4.4     (1)   Certificate for the Rule 144A Warrants.
4.5     (1)   Certificate for the Regulation S Warrants.
4.6a    (1)   Rule 144A Unit Certificate. (200,000 Units)
4.6b    (1)   Rule 144A Unit Certificate. (8,030 Units)
4.7     (1)   Certificate for the Regulation S Units.
4.8     (1)   Form of Certificate for the Exchange Notes (incorporated herein by reference and included in
              Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with Securities and Exchange
              Commission on May 28, 1998).
4.9     (1)   Common Stock Certificate.
4.10    (1)   Registration Rights Agreement, dated March 5, 1998, among the Company and Merrill Lynch, Pierce,
              Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital
              Markets, Inc.
4.11    (1)   Common Stock Registration Rights Agreement, dated as of March 5, 1998, among the Company, MCI
              WorldCom, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston
              Corporation and First Chicago Capital Markets, Inc.
4.12    (1)   Warrant Agreement, dated as of March 5, 1998, by and between the Company and First Trust National
              Association, as Warrant Agent, to purchase Common Stock of the Company.
4.13          Intentionally omitted.
4.14    (2)   Warrants to purchase 4,157,500 Shares of Common Stock of the Company exercisable on or before
              December 31, 2000, issued to MCI WorldCom, Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4 (File No. 333-53841)
              filed with the Securities and Exchange Commission on May 28, 1998).
4.15    (2)   Certificate for 13.25% Subordinated Unsecured Convertible Note due August 28, 2005, ($25.0 million
              Note) issued to MCI WorldCom, Inc. on January 13, 1999.
4.16    (2)   Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B Warrants to purchase Common Stock of the Company, issued to MCI WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.17    (2)   Subordinate Unsecured Convertible Note and Warrant Purchase Agreement between the Company and MCI
              WorldCom, Inc. dated January 13, 1999.
4.18    (2)   Preferred Stock Purchase Agreement by and between the Company and Silicon Graphics, Inc. dated as of March 3, 1999.
4.19    (2)   Certificate for 150,000 Warrants to purchase shares of Common Stock for the purchase price of $.01 per share dated January 13, 1999.

4.20    (2)   Certificate of Designation of Rights and Preferences of Class A Preferred Stock of the Company
              filed with the Secretary of State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of the State of Minnesota on March 5, 1999.
4.21    (2)   Certificate of Designation of Rights and Preferences of Class
              B Convertible Preferred Stock of the Company filed with the
              Secretary of State of the State of Minnesota on March 4, 1999.
4.22    (2)   Certificate of Designation of Rights and Preferences of Class
              C Convertible Preferred Stock of the Company filed with the
              Secretary of State of the State of Minnesota on March 4, 1999.
4.23    (2)   Certificate of Designation of Rights and Preferences of Class
              D Convertible Preferred Stock of the Company filed with the
              Secretary of State of the State of Minnesota on March 4, 1999.
4.24    (2)   Certificate representing 115,206 shares of Class A Preferred Stock of the Company issued to MCI
              WorldCom. Inc. on March 4, 1999.
4.25    (2)   Certificate representing 5,710,425 shares of Class B Convertible Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.
4.26    (2)   Certificate representing 878,527 shares of Class C Convertible Preferred Stock of the Company issued to Silicon Graphics, Inc. on March 4, 1999.
4.27    (2)   Certificate representing 2,196,317 shares of Class D Convertible Preferred Stock of the Company issued to MCI WorldCom. Inc. on March 4, 1999.
4.28    (2)   Stockholders Agreement by and among the Company, Silicon Graphics, Inc. and MCI WorldCom, Inc.
              dated as of March 4, 1999.
4.29    (2)   Class A Preferred Stock Exchange Agreement by and between the Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.30    (2)   Class D Preferred Stock Conversion Agreement by and between the Company and MCI WorldCom, Inc.
              dated as of March 4, 1999.
4.31    (6)   Certificate of Designation of Rights and Preferences of Class E Convertible Preferred Stock of the
              Company filed with tSecretary of State of the State of Minnesota on February 16, 2000, as corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 8, 2000.
4.32    (6)   Certificate of Designation of Rights and Preferences of Class F Convertible Preferred Stock of the
              Company filed with the Secretary of State of the State of Minnesota on February 11, 2000, as
              corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 9,
              2000.
4.33    (6)   Certificates of Designation of Rights and Preferences of Class
              G Convertible Preferred Stock of the Company filed with the
              Secretary of State of the State of Minnesota on February 6, 2000.
4.34    (6)   Securities Purchase Agreement, dated as of December 31, 1999, by and between the Company and
              Winstar Communications, Inc.
4.35    (6)   Securities Purchase Agreement, dated as March 14, 2000, by and between the Company and Cerberus
              Partners, L.P.
4.36    (6)   Securities Purchase Agreement, dated February 3, 2000, by and between the Company and Silicon
              Graphics, Inc.
4.37    (6)   Preferred Stock Purchase Agreement, dated as of February 18, 2000, by and between the Company and the buyers listed on Schedule 1.1 thereto.
4.38    (6)   Form of Certificate for Shares of Class E Convertible Preferred Stock of the Company.
4.39    (6)   Form of Certificate for shares of Class F Convertible Preferred Stock of the Company.
4.40    (6)   Form of Certificate for shares of Class G Convertible Preferred Stock of the Company.
4.41    (6)   Certificate for 200,000 Warrants to purchase shares of Common Stock for the purchase price of $.01 per share issued to MCI WorldCom, Inc. in connection with the 13.25% subordinated unsecured convertible Note, dated January 13, 1999.
4.42    (8)   Securities Purchase Agreement, dated as of March 14, 2000, by and between the Company and the buyers listed on Schedule 1.1 thereto.
4.43    (8)   Securities Purchase Agreement, dated as of September 29, 2000, by and between the Company, Winstar
              Communications, Inc. and Winstar Credit Corp.
4.44    (8)   Certificate for 3,000,000 Warrants to purchase shares of Common Stock for the purchase price of
              $.01 per share issued to Winstar Communications, Inc. in connection with the Securities Purchase
              Agreement, dated September 29, 2000.
4.45    (8)   Certificate of Designation of Rights and Preferences of Class
              H Convertible Preferred Stock of the Company filed with the
              Secretary of State of the State of Minnesota on October 3, 2000.
4.46    (8)   Form of Certificate for shares of Class H Convertible Preferred Stock of the Company.
10.1    (1)   Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First
              National Bank of Chicago, as Agent, dated as of September 26, 1997.
10.2    (1)   Ten Percent Convertible Note Purchase Agreement between the Company and MCI WorldCom, Inc., dated
              September 12, 1996 ($5.0 million Note).
10.3    (1)   Preferred Stock, Subordinated Note and Warrant Purchase Agreement between the Company and MCI
              WorldCom, Inc., dated November 14, 1996.
10.4    (1)   $28.5 millioin Seven Percent Subordinated Note due December 31, 2003, payable to MCI WorldCom, Inc.
10.5          Intentionally omitted.
10.6          Intentionally omitted.
10.7    (1)   Right of Refusal Agreement Among WorldCom Inc., Edward Driscoll III and Alan L. Witters dated
              December 16, 1996.

10.8    (1)   Guaranty Agreement dated September 26, 1997, by and between the Company and MCI WorldCom, Inc.
10.9     *    Loan and Security Agreement dated February 13, 2001 by and among the Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the
              Arranger and Administrative Agent.
10.10   (1)   Sublease dated September 24, 1997 between the Company and 1250895 Ontario Limited, relating to the property located at 6100 110th Street West, Bloomington, Minnesota.
10.11   (1)   Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time Inc.
10.12   (1)   Standby Agreement dated as of July 19, 1997 by and between MCI WorldCom, Inc. and Time Inc.
10.13         Intentionally omitted.
10.14         Intentionally omitted.
10.15         Intentionally omitted.
10.16         Intentionally omitted.
10.17   (1)   Agreement dated February 11, 1998 between the Company and MCI WorldCom, Inc. modifying certain terms of the (i) 10% Convertible Subordinated Note, due September 30, 1999, (ii) 7% Subordinated
              Note, due December 31, 2003, and (iii) 100,000 shares of Series A Preferred Stock, all of which are held by MCI WorldCom, Inc. (incorporated herein by reference to exhibit No. 4.17 to the Company's
              Registration Statement on Form S-4 (File No. 333-53841) filed with the Securities and Exchange
              Commission on May 28, 1998)
10.18   (1)   1994 Stock Option Plan
10.19   (1)   Amended and Restated 1994 Stock Option Plan
10.20   (1)   1998 Combined Stock Option Plan.
10.21   (1)   Agreement dated June 5, 1997 between the Company and WorldCom, Inc. regarding data services provided by MCI WorldCom, Inc. to the Company.
10.22   (3)   Preferred Provider Agreement by and between the Company and Silicon Graphics, Inc., dated as of
              March 4, 1999 (portions of this exhibit have been ommitted pursuant to a request for confidential treatment and have been filed with the Securities Commission under separate cover).
10.23   (2)   Sale and Purchase Agreement by and between Silicon Graphics, Inc., on behalf of itself and its wholly-owned subsidiary, Cray Research, L.L.C., and the Company dated as of March 4, 1999.
10.24   (2)   Lease by and between the Company and Silicon Graphics, Inc. on behalf of itself and its wholly-owned subsidiary, Cray Research, L.L.C., with respect to the Company's corporate campus facility located in Eagan, Minnesota dated as of March 4, 1999.
10.25         Intentionally omitted.
10.26         Intentionally omitted.
10.27   (4)   Loan and Security Agreement, dated July 16, 199, by and between Foothill Capital Corporation and the Company.
10.28   (5)   Purchase and Sale Agreement and Escrow Instreuctins, dated September 30, 1999, between the Company and CCPRE-Eagan, LLC.
10.29   (5)   Amendment No. 1 to the Purchase and Sale Agreement and Escrow Instructions, dated September 30,
              1999 between the Company and CCPRE-Eagan, LLC.
10.30   (5)   Net Lease, dated September 30, 1999 between the Company and CCPRE-Eagan, LLC.
10.31   (6)   Master Agrement by and between Winstar Wireless, Inc. and the Company, dated December 31, 1999.

----------------
(1) Incorporated herein by reference to our Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.
(2) Incorporated herein by reference to our Annual Report on Form 10-K, filed with the SEC on March 31, 1999.
(3) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 17, 1999.
(4) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on August 4, 1999.
(5) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1999.
(6) Incorporated herin by reference to our Annual Report on Form 10-K, filed with the SEC on March 15, 2000.
(7) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2000.
(8) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 14 , 2000.
*    Filed herewith.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2001.

                                           WAM!NET INC.

                                           By: /s/ Terri F. Zimmerman
                                              --------------------------------
                                              Name:  Terri F. Zimmerman
                                              Title: Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                         Title                      Date

  /s/ Edward J. Driscoll III      Chairman of the Board      April 16, 2001
  --------------------------      and Chief Executive
      Edward J. Driscoll III      Officer

  /s/ Robert L. Hoffman           Director                   April 16, 2001
  --------------------------
      Robert L. Hoffman

  /s/ William M. Kelly            Director                   April 16, 2001
  --------------------------
      William M. Kelly

  /s/ Patrick J. Dirk             Director                   April 16, 2001
  --------------------------
      Patrick J. Dirk

  /s/ Kenneth L. Coleman          Director                   April 16, 2001
  --------------------------
      Kenneth L. Coleman

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                       FINANCIAL SCHEDULE OF WAM!NET INC.

1. Financial Statements
             Report of Independent Auditors..............................   F-2
             Consolidated Balance Sheets.................................   F-3
             Consolidated Statements of Operations.......................   F-4
             Consolidated Statements of Shareholders' Deficit............   F-5
             Consolidated Statements of Cash Flows.......................   F-6
             Notes to Consolidated Financial Statements..................   F-7

2. Financial Statement Schedule
             Schedule II--Valuation and Qualifying Accounts..............   F-

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
WAM!NET Inc.

We have audited the accompanying consolidated balance sheets of WAM!NET Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WAM!NET Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that WAM!NET Inc. will continue as a going concern. As more fully described in note 2, the Company has incurred recurring operating losses, has a working capital deficiency, and is dependent upon raising additional capital to continue operations. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                Ernst & Young LLP

Minneapolis, Minnesota
January 26, 2001, except for note 18,
as to which the date is February 28, 2001

                                  WAM!NET Inc.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            December 31,
                                                                            ------------
                                                                        1999           2000
                                                                        ----           ----
Assets
Current assets:
   Cash and cash equivalents ...................................     $  27,180      $   3,207
   Accounts receivable, net of allowance of $1,570 and $1,333 at
    December 31, 1999 and 2000 .................................         3,982          8,344
   Inventory ...................................................         1,254            533
   Prepaid expenses and other current assets ...................         4,018          6,919
                                                                     ---------      ---------

Total current assets ...........................................        36,434         19,003
Property, plant and equipment, net .............................       358,336        369,796
Goodwill, net ..................................................        21,421         15,475
Deferred financing charges, net ................................        18,300         12,392
Other assets ...................................................           764          1,105
                                                                     ---------      ---------

Total assets ...................................................     $ 435,255      $ 417,771
                                                                     =========      =========


Liabilities and shareholders' deficit Current liabilities:
   Accounts payable ............................................     $  13,732      $  17,407
   Accrued salaries and wages ..................................         2,839          5,246
   Accrued expenses ............................................         6,450          7,654
   Deferred revenue ............................................         2,500          7,069
   Current portion of long-term debt ...........................        55,950         27,931
                                                                     ---------      ---------

Total current liabilities ......................................        81,471         65,307
Deferred revenue ...............................................        10,000         10,000
Long-term debt, less current portion ...........................       490,450        500,173
Class A Redeemable Preferred Stock .............................         1,219          1,300
Class E Convertible Preferred Stock ............................            --        107,515
Class H Convertible Preferred Stock ............................            --         40,340

Shareholders' deficit:
   Class B Convertible Preferred Stock .........................            57             57
   Class C Convertible Preferred Stock .........................             9              9
   Class D Convertible Preferred Stock .........................            22             22
   Class F Convertible Preferred Stock .........................            --             --
   Class G Convertible Preferred Stock .........................            --             --

Common Stock ...................................................            95            121
Additional paid-in capital .....................................       156,680        170,951
Accumulated deficit ............................................      (303,614)      (475,789)
Accumulated other comprehensive loss ...........................        (1,134)        (2,235)
                                                                     ---------      ---------

Total shareholders' deficit ....................................      (147,885)      (306,864)
                                                                     ---------      ---------

Total liabilities and shareholders' deficit.....................     $ 435,255      $ 417,771
                                                                     =========      =========

                             See accompanying notes.

                                  WAM!NET Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                           1998              1999             2000
                                                           ----              ----             ----
Revenues:

   Net service revenue ..........................     $      6,799      $     17,319      $     34,107
   Software and hardware sales ..................           10,791             7,476             6,334
                                                      ------------      ------------      ------------

Total revenues ..................................           17,590            24,795            40,441
Operating expenses:
   Network communication fees ...................           18,259            26,318            28,428
   Cost of other service revenues ...............               --                --             2,199
   Cost of software and hardware ................            3,537             2,905             2,027
   Technical operations .........................           35,095            22,928            22,259
   Selling, general and administrative ..........           45,422            42,692            50,569
   Depreciation and amortization ................           17,668            34,875            40,035
                                                      ------------      ------------      ------------

                                                           119,981           129,718           145,517
                                                      ------------      ------------      ------------

Loss from operations ............................         (102,391)         (104,923)         (105,076)
Other income (expense):
   Loss on investment ...........................               --                --           (23,512)
   Interest income ..............................            1,748               814               793
   Interest (expense) ...........................          (22,626)          (35,693)          (47,047)
   Other income .................................               39               575             2,667
                                                      ------------      ------------      ------------

   Net loss before income tax benefit ...........         (123,230)         (139,227)         (172,175)
   Income tax benefit ...........................            1,352                --                --
                                                      ------------      ------------      ------------
Net loss ........................................         (121,878)         (139,227)         (172,175)
   Less preferred dividends .....................              (70)           (5,890)          (14,383)
                                                      ------------      ------------      ------------

Net loss applicable to common shareholders ......     $   (121,948)     $   (145,117)     $   (186,558)
                                                      ============      ============      ============


Net loss applicable per common share -- basic and
   diluted ......................................     $     (13.87)     $     (15.58)     $     (17.73)
                                                      ============      ============      ============


Weighted average number of common shares
   outstanding -- basic and diluted .............        8,793,961         9,315,900        10,523,789
                                                      ============      ============      ============

                             See accompanying notes.

                                  WAM!NET Inc.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    (In thousands, except per share amounts)

                                                                       Convertible                            Accumulated
                                                    Common Stock     Preferred Stock  Additional                 Other
                                                    ------------     ---------------    Paid-In  Accumulated Comprehensive
Description                                       Issued   Amount    Issued   Amount    Capital    Deficit      Income     Total
-----------                                       ------   ------    ------   ------    -------    -------      ------     -----
Balance at December 31, 1997 .................     6,700 $      67        -- $      -- $  11,771  $ (42,509) $      --  $ (30,671)
  Accumulated and unpaid dividends in
    connection with Class A Redeemable .......        --        --        --        --       (70)        --         --        (70)
     Preferred Stock
  Amortization of stock options ..............        --        --        --        --    12,538         --         --     12,538
  Value of warrants issued in connection
    with Senior Discounted Notes .............        --        --        --        --    10,047         --         --     10,047
  Issuance of Common Stock upon merger
    with 4-Sight .............................     2,500        25        --        --    19,975         --         --     20,000
  Issuance of Common Stock upon debt
    conversion at a price of $.38 per
     share ...................................        65         1        --        --        24         --         --         25
  Exercise of stock options ..................        23        --        --        --        17         --         --         17
  Comprehensive loss:
    Net loss .................................        --        --        --        --        --   (121,878)        --   (121,878)
    Foreign currency translation adjustment ..        --        --        --        --        --         --        138        138
                                                                                                                        ---------

  Total comprehensive loss ...................        --        --        --        --        --         --         --   (121,740)
                                               --------- --------- --------- --------- ---------  ---------  ---------  ---------

Balance at December 31, 1998 .................     9,288 $      93        -- $      -- $  54,302  $(164,387) $     138  $(109,854)
  Accumulated dividends in connection
    with Class A Redeemable Preferred
    Stock ....................................        --        --        --        --       (72)        --         --        (72)
  Amortization of stock options ..............        --        --        --        --       166         --         --        166
  Value of warrants issued in connection
    with financing transaction ...............        --        --        --        --     2,796         --         --      2,796
  Issuance of Convertible Preferred
    Stock ....................................        --        --     8,785        88    99,410         --         --     99,498
  Issuance of Common Stock upon debt
    conversion at a price of $.38 per
     share ...................................       198         2        --        --        73         --         --         75
  Exercise of stock options ..................         9        --        --        --         5         --         --          5
  Comprehensive loss:
    Net loss .................................        --        --        --        --        --   (139,227)        --   (139,227)
    Foreign currency translation adjustment ..        --        --        --        --        --         --     (1,272)    (1,272)
                                                                                                                        ---------

  Total comprehensive loss ...................        --        --        --        --        --         --         --   (140,499)
                                               --------- --------- --------- --------- ---------  ---------  ---------  ---------

Balance at December 31, 1999 .................     9,495 $      95     8,785 $      88 $ 156,680  $(303,614) $  (1,134) $(147,885)
Accumulated dividends in connection
    with Class A, E and H Preferred
    Stock ....................................        --        --        --        --    (6,211)        --         --     (6,211)
  Amortization of stock options ..............        --        --        --        --       456         --         --        456
  Issuance of Convertible Preferred
    Stock ....................................        --        --        20        --    16,331         --         --     16,331
  Issuance of Common Stock for acquisitions ..       694         7        --        --     1,993         --         --      2,000
  Exercise of stock options/warrants .........     1,927        19        --        --     1,702         --         --      1,721
  Comprehensive loss:
    Net loss .................................        --        --        --        --        --   (172,175)        --   (172,175)
    Foreign currency translation adjustment ..        --        --        --        --        --         --     (1,101)    (1,101)
                                                                                                                        ---------

  Total comprehensive loss ...................        --        --        --        --        --         --         --   (173,276)
                                               --------- --------- --------- --------- ---------  ---------  ---------  ---------

Balance at December 31, 2000 .................    12,116 $     121     8,805 $      88 $ 170,951  $(475,789) $  (2,235) $(306,864)
                                               ========= ========= ========= ========= =========  =========  =========  =========

                             See accompanying notes.

                                  WAM!NET Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                              1998         1999         2000
                                                                              ----         ----         ----
Operating activities
Net loss ...............................................................   $(121,878)   $(139,227)   $(172,175)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Loss on sale of investment ..........................................          --           --       23,512
   Noncash interest expense, including related warrant values ..........      18,295       29,080       30,470
   Value of stock options issued to employees and consultants ..........      12,522          166          456
   Depreciation and amortization .......................................      17,668       34,875       40,035
   Loss on disposal of property and equipment ..........................          69        1,746           --
   Changes in operating assets and liabilities:
     Accounts receivable ...............................................         647         (516)      (4,032)
     Prepaid expenses and other assets .................................      (8,424)        (969)      (2,538)
     Accounts payable ..................................................      14,795       (3,359)       3,536
     Deferred Revenue ..................................................          --       12,500        4,569
     Accrued expenses ..................................................      10,428           34        3,066
                                                                           ---------    ---------    ---------

Net cash used in operating activities ..................................     (55,878)     (65,670)     (73,101)
Investing activities
Purchases of property and equipment ....................................     (54,584)     (25,208)     (43,467)
Patent expenditures ....................................................        (370)         (87)         (34)
Proceeds from sale of investment .......................................          --           --       26,486
Business acquisitions (net of cash acquired) ...........................     (16,350)        (647)         397
                                                                           ---------    ---------    ---------

Net cash used in investing activities ..................................     (71,304)     (25,942)     (16,618)
Financing activities
Proceeds from sale of preferred stock ..................................          --       34,707      108,056
Proceeds from borrowings (net of financing expenses) ...................     161,800       95,771           --
Proceeds from exercise of stock options and warrants ...................          15            5        1,721
Payments on borrowings .................................................     (28,998)     (16,986)     (42,931)
                                                                           ---------    ---------    ---------

Net cash provided by financing activities ..............................     132,817      113,497       66,846
Effect of foreign currencies on cash ...................................         363         (977)      (1,100)
                                                                           ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ...................       5,998       20,908      (23,973)
Cash and cash equivalents at beginning of year .........................         274        6,272       27,180
                                                                           ---------    ---------    ---------

Cash and cash equivalents at end of year ...............................   $   6,272    $  27,180    $   3,207
                                                                           =========    =========    =========


Supplemental schedule of noncash financing activities
Value of interest cost assigned to warrants ............................      10,047        4,297           --
Conversion of accrued interest to subordinated debt ....................       1,965        1,837           --
Issuance of convertible preferred stock in exchange for
   land, building, and furniture and fixtures ..........................          --       40,000           --
Exchange of preferred stock for investment .............................          --           --       50,000
Dividends accrued but unpaid ...........................................          70           60        6,211
Purchase of network facilities .........................................          --      260,280           --
Issuance of common stock relating to acquisition .......................      20,000           --        2,000
Conversion of convertible subordinated debenture for common stock.......          25           75           --
Conversion of accrued dividends to preferred stock .....................          --          152           --
Conversion of debt to preferred stock ..................................          --       24,791           --
Supplemental schedule of cash flow information
Cash paid for interest .................................................       2,276        6,332       29,427

                             See accompanying notes.

                                  WAM!NET INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1. Significant Accounting Policies

Description of Business

The Company is a leading global provider of information technology services to government and commercial customers. Our services are sold on an outsourced transactional basis and enable organizations to convert to more efficient and cost-effective digital business processes. In our commercial business we focus on companies that produce and distribute media-rich content including broadcast, film and other entertainment companies, as well as corporations that promote brands, advertising agencies, publishers and related businesses. Our services allow these firms to collaborate online with their supply chain partners to improve the process of creating and distributing media-rich content. Our government business consists of selling services offered to our commercial customers as well as the large contract where we are a tier 1 subcontractor to the Navy Marine Corps Intranet Project (see footnote 16).

Consolidation Policy and Foreign Currency Translations

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 60% owned joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. All assets and liabilities are translated to U.S. dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. The functional currencies of the Company's foreign subsidiaries are considered to be the respective subsidiary's local currency. All translation gains and losses resulting from fluctuations in currency exchange rates of these subsidiaries are recorded in equity as a component of accumulated other comprehensive loss.

Revenue Recognition

The Company records revenue from its digital data delivery network services on a monthly basis based upon service contracts signed with customers. The service contracts provide for monthly minimum usage amounts by the customer. The Company recognizes the minimum monthly amount as earned over the life of the service contract. If a customer's usage exceeds the maximum usage specified in the service contract, the Company will record additional revenue in the month that the overage occurs.. The Company also may offer service rebates which are netted against revenue. Revenue from hardware and software sales is recognized upon delivery of the hardware and software, unless there are remaining obligations. Other service fees are recognized as revenue in the period the service is provided to the customer.

In December 1999, the SEC issued Staff Accounting Bulletin, SAB 101, entitled "Revenue Recognition in Financial Statements" as amended, effective as of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of this Bulletin had no effect on the Company's financial position or results of operations.

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

Accounts Receivable

The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses, which, when realized, have generally been within management expectations. No single customer or region represents a significant concentration of credit risk.

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

Goodwill

The excess of the cost over the fair value of net assets acquired is amortized on a straight-line basis over a period of two to five years. The Company periodically reviews the recoverability of goodwill, on an on-going basis, based on estimated future cash flows from the related operations. Accumulated amortization was $11,954 and $19,344 at December 31, 1999 and 2000.

Deferred Financing Costs

Deferred financing costs represent costs related to the issuance of debt and are capitalized and amortized over the related lives of the debt. Accumulated amortization was $11,135 and $17,043 at December 31, 1999 and 2000.

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

Product Development

Costs associated with the development of new products and services are charged to operations in the year incurred. These costs for 1998, 1999 and 2000 were $13,447, $8,278 and $8,256, respectively. The Company capitalized software developed for internal use in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The amounts capitalized are amortized over two years. During 1999 and 2000 the Company capitalized $3,129 and $0. Accumulated amortization was $1,976 and $4,258 at December 31, 1999 and 2000.

Stock Split

In February 1998, the Board of Directors declared a five-for-one Common Stock split effected in the form of a stock dividend. All references to number of shares, options and warrants and conversion price and exercise price per share have been adjusted to reflect this stock split on a retroactive basis.

Net Loss Per Common Share

The Company's basic net loss per share applicable to common shareholders is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. Diluted loss per share as presented is the same as basic earnings per share as the effect of outstanding options, warrants and convertible securities is anti-dilutive.

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

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this Interpretation had no effect on the Company's financial position or results of operations.

Use of Estimates

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Reclassification

Certain 1998 and 1999 amounts have been reclassified to conform to the 2000 presentation.

2. Liquidity

Since inception, the Company has incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $476,000 as of December 31, 2000. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the foreseeable future. At December 31, 2000, the Company's cash resources and available borrowings are insufficient to fund operations for the next 12 months without raising additional debt and/or equity capital. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

Management currently is exploring available options for additional capital including borrowings secured by otherwise unencumbered assets, private issuances of secured borrowings or preferred or common stock, strategic alliances or partnerships, or the public offering of common stock. However, there is no assurance that such funds will be available or available on terms acceptable to the Company. If the Company is not successful in obtaining additional funding, it may not be able to continue as a going concern.

3. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

                                                 December 31,
                                                 ------------
                                              1999          2000
                                              ----          ----
    Land .............................    $   8,800     $   8,800
     Building .........................       30,931        31,741
     Network facilities ...............      260,280       274,825
     Network equipment ................       65,941        82,730
     Other support equipment ..........       23,989        33,907
     Furniture and fixtures ...........        4,180         4,738
     Leasehold improvements ...........        3,888         3,926
                                           ---------     ---------

                                             398,009       440,667
     Less accumulated depreciation.....      (39,673)      (70,871)
                                           ---------     ---------

                                            $358,336      $369,796
                                           =========     =========

The company capitalized $14,461 of interest relating to the Network facilities during 2000. The capitalized interest will be amortized over the life of the Network facilities.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

4. Deferred Revenue

In December 1999, the Company entered into an agreement with Winstar, whereby Winstar made a five-year commitment to purchase $12,500 of services from the Company, which can be used internally by Winstar or resold to its customers. The commitment was prepaid in December 1999, and recorded as deferred revenue. The revenue remains deferred at December 31,2000.

5. Long-Term Debt

Long-term debt consists of:

                                                             December 31,
                                                             ------------
                                                          1999          2000
                                                          ----          ----
     13.25% senior discount notes ...................  $ 157,999     $ 179,627
     Lines of credit ................................     27,137        15,000
     Equipment financing ............................     21,041        11,433
     Sale-leaseback financing .......................     38,246        39,344
     Subordinated notes payable .....................     29,165        31,003
     Other financing ................................     12,532        12,094
     Network facilities financings (see Note 6)......    260,280       239,603
                                                       ---------     ---------

                                                         546,400       528,104
     Less current portion ...........................    (55,950)      (27,931)
                                                       ---------     ---------

                                                       $ 490,450     $ 500,173
                                                       =========     =========

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

In connection with the Notes, the Company issued 625,590 warrants to purchase a total of 1,257,436 shares of common stock. Each warrant entitles the holder to purchase 2.01 shares of common stock at an exercise price of $.01 per share. The warrants were valued using the Black-Scholes pricing model at $10,047, which is being amortized as interest expense over the life of the Notes. Amortization of the warrants value was $867, $1,166 and $1,325 for the years ended December 31, 1998, 1999 and 2000.

Lines of Credit

The Company has a $25,000 line of credit agreement with a bank, which was originally due in September 2000 and was subsequently extended to January 10, 2001. The line of credit is guaranteed by MCI WorldCom. At December 31, 2000, the amount outstanding on the line of credit was $15,000. The line of credit has both Eurodollar and Floating Rate advances. The Eurodollar and Floating Rate advances accrue interest at LIBOR plus 55 basis points (7.35 % at December 31, 2000) and prime (9.5% at December 31, 2000). Interest on the LIBOR borrowings is payable upon maturity and on the prime borrowings is payable quarterly.

In connection with MCI WorldCom's guarantee of the line of credit agreement, the Company issued Class A warrants to purchase 8,396,170 common shares and Class B warrants to purchase 14,204,835 common shares at an initial exercise price of $3.90 per share. The Class A warrants expired in December, 2000. The Class A warrants were valued at $4,766, using the Black-Scholes pricing model, and are being amortized as interest expense over the life of the agreement. Amortization of the warrants for the years ended December 31, 1998, 1999 and 2000 was $1,589, $1,589 and $1,191. The Class B warrants were originally exercisable only if the line of credit was not repaid, under the terms of the agreement. The Class B warrants were deemed to have no value based on management's intentions and ability to repay the line of credit in accordance with the agreement.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

On September 29, 2000, MCI WorlCom agreed to extend its guarantee of the line of credit until January 10, 2001 and cancel 40,388,505 warrants based on timely repayments, as specified in the agreement, on the line of credit. As of December 31, 2000, 17,787,500 of the 20,787,500 warrants (`1996 warrants') issued to MCI
WorldCom in November 1996 in connection with subordinated notes and the 8,396,170 Class A warrants issued to MCI WorldCom in connection with the line of credit, were cancelled. On January 10, 2001, the Company repaid the remaining $15,000 and closed the line of credit. The 14,204,835 Class B warrants issued to MCI WorldCom were cancelled in connection with the repayment of the line in January 2001. As part of the agreement, the Company agreed to extend the expiration date of the remaining 3,000,000 1996 warrants as follows: 1,000,000 until December 31, 2001; 1,000,000 until December 31, 2002; and 1,000,000 until December 31, 2003. The Company further agreed that the exercise price for all 3,000,000 of these warrants be fixed at $1.18 per share until expiration.

In July 1999, the Company entered into a $20,000 bank credit facility. At December 31, 1999 the outstanding balance was $2,137. In March 2000, the Company repaid the $2,137 and closed the bank credit facility.

Equipment Financing

The Company has entered into various notes payable with equipment financing companies. Monthly payments on the installment notes range from $2 to $149, including imputed interest at rates ranging from 8.74% to 15.58%. The various notes are due between April 2001 through September 2004 and are secured by equipment.

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

In September 1996, the Company issued to MCI WorldCom a $5,000 10% Convertible Subordinated Note The Company may redeem the note at any time commencing January 1, 1998, upon notice to the holder, at the outstanding principal amount of the note plus interest. The holder has the right to convert the principal amount of the note into shares of common stock at a conversion price of $1.00 per share. During 1999 and 2000, $507 and $508, of accrued interest was converted into additional subordinated notes. As of December 31, 1999 and 2000 the outstanding balance of the note was $6,142 and $6,650.

In November 1996, the Company entered into a Preferred Stock, Subordinated Note and Common Stock Warrant Purchase Agreement ("Investment Agreement") with MCI WorldCom. Pursuant to the agreement, the Company sold 100,000 shares of Class A preferred stock, $10.00 par value. The preferred shares, as originally stated in the agreement, were initially required to be redeemed in

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

December 1999 at a price of $10.00 per share plus an amount equal to all accumulated and unpaid dividends. In connection with the Silicon Graphics, Inc. investment ("SGI investment") (see Note 8), MCI WorldCom exchanged its shares of Class A preferred stock for 115,206 shares of a new Series of 1999 Class A preferred stock with terms substantially the same as the original Class A preferred stock entitling one vote for each share held of record, voting together with the holders of common stock as a single class, on all matters submitted to a vote of shareholders. Dividends are payable at the rate of 7% and began to cumulate on January 1, 1997, whether or not earned. As of December 31, 1999 and 2000, the accumulated and unpaid dividends were $67 and $148.

Under the Subordinated Note Agreement contained in the Investment Agreement, the Company has available an aggregate amount of $28,500. The note accrues interest at 7% per annum with an original due date of December 2003. During each of 1999 and 2000, $1,330 of accrued interest was converted into additional subordinated notes. The amount outstanding on the subordinated note agreement was $23,023 and $24,353 at December 31, 1999 and December 31, 2000.

In connection with the Investment Agreement, the Company sold, at a price of $.01 each, common stock warrants entitling MCI WorldCom to purchase 20,787,500 shares of common stock at an initial exercise price of $.96 share. As discussed above under "Lines of Credit", 17,787,500 of the warrants were cancelled in December 2000. The Company agreed to extend the expiration date on the remaining 3,000,000 warrants and further agreed to fix the exercise price at $1.18 per share as discussed under "Lines of Credit". The warrants were valued using the Black-Scholes pricing model at $4,906, which is being amortized as interest expense over the life of the warrant agreement. In each of the years ended December 31, 1998, 1999 and 2000, the Company recorded amortization expense of $1,226.

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

Other Financing

In December, 1999 the Company entered into a sublease agreement with Winstar for space in the Company's Minnesota data center. In December 1999 Winstar made a one-time advance payment of $12,532. The Company is required to repay this one-time advance at $200 per month over 10 years, at an imputed interest rate of 15.75%. The advance payment has been recorded by the Company as a borrowing. Winstar is required to make monthly payments of approximately $81 over 10 years.

The carrying amounts of the Company's debt instruments in the balance sheets at December 31, 1999 and 2000 approximate fair value.

Maturities of long-term debt as of December 31, 2000 are as follows:

      2001 ............................    $  27,931
      2002 ............................       55,453
      2003 ............................       25,116
      2004 ............................       41,796
      2005 ............................      275,423
     Thereafter .......................      102,385
                                           ---------

                                             528,104
     Less current maturities...........      (27,931)
                                           ---------

                                           $ 500,173
                                           =========

6. Purchase of Network Facilities from Winstar

In December 1999, the Company entered into an agreement with Winstar Communications (Winstar) pursuant to which the Company purchased a 20-year indefeasible right of use for backbone and wireless local loop facilities. Under this agreement, the Company will take title to equipment of varying bandwidth; Winstar will maintain the equipment, including replacement as necessary, and maintain its connectivity to Winstar's telecommunications network at a specified level of functionality over the agreement's term. The Company has the right to assign or sell its rights under the facility at any time during the agreement's term. The cost of the 20-year facility is payable in an initial $20,000 payment, which was paid in January 2000, and quarterly payments, beginning at $5,000 and increasing to $24,862, over a seven-year period ending December 15, 2006. The network facility has been capitalized in property, plant and equipment and the Company has recorded related liability at the agreed-upon fair value of $260,280, which liability bears an effective interest rate of 8.3%.

7. Capital Stock

     The Company has the following classes of capital stock:

     o Undesignated preferred stock, 864,525 shares authorized which may be issued in one or more series; none issued and outstanding at December 31, 1998, 1999, and 2000.

     o Class A redeemable preferred stock, 115,206 shares authorized of $10 par value; 100,000, 115,206 and 115,206 shares issued and outstanding at December 31, 1998, 1999 and 2000 (see Note 5).

     o Class B convertible preferred stock, 5,710,425 shares authorized of $.01 par value; 5,710,425 and 5,710,425 shares issued and outstanding at December 31, 1999 and 2000 (see Note 8).

     o Class C convertible preferred stock, 878,527 shares authorized of $.01 par value; 878,527 and 878,527 shares issued and outstanding at December 31, 1999 and 2000 (see Note 8).

     o Class D convertible preferred stock, 2,196,317 shares authorized of $.01 par value; 2,196,317 and 2,196,317 shares issued and outstanding at December 31, 1999 and 2000 (see Note 8).

     o Class E convertible preferred stock, 115,000 shares authorized of $.01 par value, 101,725 issued and outstanding at December 31, 2000 (See
          Note 8).

     o Class F convertible preferred stock, 50,000 shares authorized of $.01 par value, 10,000 issued and outstanding at December 31, 2000 (See
          Note 8).

     o Class G convertible preferred stock, 10,000 shares authorized of $.01 par value, 10,000 issued and outstanding at December 31, 2000 (See
          Note 8).

     o Class H convertible preferred stock, 60,000 shares authorized of $.01par value; 40,000 shares issued and outstanding at December 31, 2000 (see Note 6).

     o Common Stock, 490,000,000 shares authorized of $.01 par value; 9,288,194, 9,494,797 and 12,115,613 shares issued and outstanding at December 31, 1998, 1999 and 2000.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

8. Preferred Stock

In January 1999, the Company issued the 1999 MCI WorldCom Convertible Note
(Note) and in January 1999 and March 1999 the Company borrowed $10,000 and $15,000 under the Note. In March 1999, the Note was converted into 2,196,317 shares of the Company's Class D convertible preferred stock, par value $.01 per share. Dividends accumulate on the Class D convertible preferred stock at the rate of 7% per year of the original purchase price per share and are payable solely in additional shares of preferred stock if and when declared by the Board of Directors. Cumulative dividends in arrears were $1,453 and $3,203 at December 31,1999 and 2000 respectively. The Class D shares of convertible preferred stock are convertible into shares of common stock on a one for one basis, subject to anti-dilution provisions. In connection with the Note, the Company issued warrants to purchase a total of 350,000 shares of common stock. The warrants have an exercise price of $.01 and are exercisable from April 30, 1999 until April 30, 2004.

In March 1999, the Company entered into an investment with Silicon Graphics, Inc. (SGI), providing for the purchase of 5,710,425 shares of the Company's Class B preferred stock and 878,527 shares of the Company's Class C preferred stock. The holders of a majority of the Class B preferred stock will have the right to designate one member of the Company's Board of Directors. The aggregate consideration received by the Company for the Class B preferred stock and the Class C preferred stock was $75,000, of which $35,000 was paid in cash and $40,000 was paid by transfer to the Company of a campus facility located in Eagan, Minnesota. The fair value of the campus facility was determined by an independent appraisal. The Class B preferred stock and the Class C preferred stock will be convertible on a one-to-one basis into common stock, subject to anti-dilution provisions, and will have the right to vote such percentage with the common stock as a single class. The Class B preferred stock and Class C preferred stock are convertible immediately following the issuance date and 18 months following the issuance date, respectively. The shares of common stock into which the Class B preferred stock and the Class C preferred stock are convertible are subject to certain registration rights. Dividends accumulate on the Class B and Class C preferred stock at the rate of 7% per year of the original purchase price and are payable solely in additional shares of preferred stock if and when declared by the Board of Directors. Class B cumulative dividends in arrears were $3,777 and $8,327 at December 31, 1999 and 2000 respectively. Class C cumulative dividends in arrears were $581 and $1,281 at December 31, 1999 and 2000 respectively.

In December, 1999, the Company entered into a transaction providing for the purchase by Winstar of 50,000 shares of the Company's Class E convertible preferred stock and an option for Winstar, its designated affiliates and others, to purchase an additional 50,000 shares of the same class of stock. The purchase of these shares was finalized in March, 2000. Pursuant to the terms of this transaction, Winstar purchased a total of 85,000 shares of Class E convertible preferred stock for $85,000, of which $35,000 was paid in cash and $50,000 was paid in the form of 1,071,429 shares of Winstar common stock valued at $46.66 per share (as adjusted for the 3 for 2 Winstar stock split declared in February
2000). All shares of Winstar common stock were sold during 2000 resulting in a loss of $23,512. Other investors purchased 16,725 shares of Class E convertible preferred stock for an aggregate $16,725 in cash. The Class E convertible preferred stock accumulates dividends at an annual rate of 7%, which are added monthly to the accreted liquidation value of the stock. Cumulative dividends in arrears were $0 and $5,790 at December 31, 1999 and 2000 respectively. Each of the two largest purchasers of Class E convertible preferred stock has the right to elect one director and vote on an as-converted basis on all matters submitted to the vote of common stock holders including the election of directors. In the event that any holder of Class E preferred stock possesses voting power in excess of 17.5% of the voting power of the Company, such holder's voting power shall be reduced to, at most, 17.5% of the total voting power of all the equity holders of the Company. The Class E convertible preferred stock is currently convertible into 19,714,147 shares of common stock at an initial conversion rate of $5.16 per share of common stock subject to anti-dilution provisions. Holders of Class E convertible preferred stock may convert their shares into common stock at any time, and are required to convert their shares into common stock, after an initial public offering of the Company's common stock, the common stock trades for a price of at least $8.00 per share for twenty consecutive trading days. On December 31, 2008, the Company will be required to redeem all of the outstanding shares of Class E Convertible Preferred Stock at a redemption price per share equal to the liquidation amount per share on such date, as adjusted pursuant to the term of the Certificate of Designation of the Class E Convertible Preferred Stock.

In February 2000, SGI purchased 10,000 shares of Class F convertible preferred stock for $10,000 in cash. The rights and preferences of the Class F convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock, except that the holders of Class F preferred stock do not have the right to separately elect directors and there is no cap on the voting power of that class. The Class F convertible preferred stock is initially convertible into a total of 1,937,984 shares of common stock, at an initial conversion rate of $5.16 per share, subject to anti-dilution provisions. Cumulative dividends in arrears were $660 at December 31, 2000.

In February 2000, the Company sold to Sumitomo Corporation and certain other investors 10,000 shares of Class G convertible preferred stock for an aggregate of $10,000 in cash. Holders of Class G convertible preferred stock have the right to vote, on an as-converted basis, with holders of common stock on all matters submitted to a vote of common stockholders. The Class G convertible preferred stock is initially convertible into 1,937,984 shares of common stock, at an initial conversion rate of $5.16 per share, subject

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

to anti-dilution provisions. The shares of Class G convertible preferred stock will mandatorily convert into shares of common stock upon completion of an initial public offering. Cumulative dividends in arrears were $593 at December 31, 2000.

In September 2000, the Company and Winstar entered into a Securities Purchase Agreement (the "Agreement"), pursuant to which the Company to sell to Winstar 60,000 shares of Class H Convertible Preferred Stock, par value $.01 per share, at a purchase price of $1,000 per share upon certain dates and in certain amounts pursuant to the terms of the Agreement,. In connection with the execution of the Agreement, the Company issued an immediately exercisable warrant to Winstar to purchase up to 3,000,000 shares of common stock of the Company at a price of $.01 per share, which warrant shall expire on December 31, 2005. The rights and preferences of the Class H convertible preferred stock, including its conversion provisions, are substantially the same as the rights and preferences of the Class E convertible preferred stock. The holders of the Class H preferred stock have the right to vote, on an as converted basis, with holders of common stock on all matters submitted to a vote of common shareholders. In addition, Winstar or any subsidiary thereof, individually or as a group, have the right to appoint up to two directors to serve as directors on the Company's Board of Directors. Pursuant to the terms of the Class H preferred stock, Winstar and its subsidiaries, by virtue of their ownership of Class E preferred stock and Class H preferred stock have the right, collectively, to appoint only one person to serve on the Board of Directors of the Company. To the extent that Winstar or any subsidiary thereof, individually or as a group, is entitled to more than the number of votes equal to 17.5% of all votes cast at any meeting at which a vote is being taken, by virtue of its ownership of Class E preferred stock, Class H preferred stock or any common stock issued upon the exercise of warrants issued in connection with the issuance of the Class H preferred stock, such holder of Class H preferred stock shall have its voting power reduced to, at most, 17.5% of the total voting power of all equity holders of the Company. On December 31, 2008, the Company will be required to redeem all of the outstanding shares of Class H Convertible Preferred Stock at a redemption price per share equal to the liquidation amount per share on such date, as adjusted pursuant to the term of the Certificate of Designation of the Class H Convertible Preferred Stock.

The Class H convertible preferred stock is convertible into shares of common stock at an initial conversion rate of $5.16 per share, subject to anti-dilution provision. As of December 31, 2000, the Company had sold 40,000 shares of Class H convertible preferred stock for an aggregate of $40 million in cash and 1,550,000 shares of common stock were exercisable pursuant to the warrant. In January 2001, the Company sold 20,000 shares of Class H convertible preferred stock for an aggregate of $20 million in. Cumulative dividends in arrears were $340 at December 31, 2000.

9. Stock Options and Warrants

Stock Options

The Company's 1994 Incentive Stock Option Plan (1994 Plan) provides for the granting of incentive and non-qualified stock options to certain eligible employees and non-employee directors of the Company. Under the 1994 Plan, 7,000,000 shares of common stock have been reserved for the granting of stock options. In September 1998, the Company adopted the 1998 Combined Stock Option Plan (1998 Plan). The 1998 Plan provides for the granting of incentive and non-qualified stock options to certain eligible employees (including foreign nationals) and non-employee directors and consultants of the Company and any subsidiary corporation of the Company. Under the 1998 Plan, 25,000,000 shares of common stock have been reserved for the granting of stock options. Additionally, the Company has authorized the grant of options to management personnel for up to 5,465,000 shares of the Company's common stock outside of the Plans. A majority of the options granted under the above Plans have ten year terms and vest and become fully exercisable at the end of four years of continued employment.

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

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)


Option activity is summarized as follows:

                                                                                                        Weighted
                                                          Shares                                        Average
                                                        Available             Options Outstanding       Exercise
                                                        for Grant             -------------------         Price
                                                       Under Plans          Plans          Non-Plan     Per Share
                                                       -----------          -----          --------     ---------
Balance at December 31, 1997 .....................      17,216,500        4,824,900        4,725,000       1.00
   Additional shares reserved for issuance........       9,928,600               --               --
   Granted .......................................      (4,265,000)       4,265,000          750,000       7.31
   Canceled ......................................         196,235         (196,235)              --       4.60
   Exercised .....................................              --          (22,664)              --        .77
                                                       -----------      -----------      -----------      -----

Balance at December 31, 1998 .....................      23,076,335        8,871,001        5,475,000       3.16
   Granted .......................................      (8,075,970)       8,075,970               --       2.43
   Canceled ......................................       1,957,099       (1,957,099)         (10,000)      6.24
   Exercised .....................................              --           (9,233)              --        .50
                                                       -----------      -----------      -----------      -----

Balance at December 31, 1999 .....................      16,957,464       14,980,639        5,465,000       2.57
   Granted .......................................      (9,755,712)       9,755,712               --       1.98
   Canceled ......................................       3,979,680       (3,979,680)              --       2.59
   Exercised .....................................              --       (1,235,356)         (75,000)       .94
                                                       -----------      -----------      -----------      -----

Balance at December 31, 2000 .....................      11,181,432       19,521,315        5,390,000      $2.39
                                                       ===========      ===========      ===========      =====

At December 31, 1998, 1999 and 2000, 8,937,698, 12,017,861 and 14,216,742
options were exercisable with weighted average exercise prices of $2.20, $2.42 and $2.39.

The following information applies to grants that are outstanding at December 31, 2000:

                             Options Outstanding
                             -------------------             Options Exercisable
                                  Weighted                   -------------------
                                   Average       Weighted                   Weighted
                                  Remaining       Average                    Average
                     Number      Contractual     Exercise    Number         Exercise
Exercise Price     Outstanding       Life         Price    Exercisable       Price
--------------     -----------       ----         -----    -----------       -----
 $0.00 to 0.45        386,400     1.9 years     $    .44       376,400     $    .43
  0.46 to 0.96      7,116,908     4.8 years          .96     7,116,908          .96
  0.97 to 2.00     13,788,405     8.5 years         2.00     3,841,287         2.00
  2.01 to 3.90        956,467     3.3 years         3.90       903,968         3.90
  3.91 to 8.00      2,663,135     7.3 years         8.00     1,978,179         8.00
                   ----------                               ----------     --------

$0.00 to $8.00     24,911,315     7.0 years     $   2.39    14,216,742     $   2.39
                   ==========                               ==========     ========

The fair values of the options granted during 1998, 1999 and 2000 were $1.57, $.97 and $ .45 per share. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000: risk-free interest rate of 4.78%, 5.88% and 5.13%; dividend yield of 0%; and a weighted-average expected life of the option of five years.

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

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)


For purposes of pro forma disclosures, as required by FASB Statement No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share, had the fair value based method been used, are set forth below:

                                                               1998          1999         2000
                                                               ----          ----         ----
Net loss applicable to common stock,
           as reported .................................    $(121,948)    $(145,117)    $(186,558)
        Pro forma net loss .............................     (127,304)     (147,423)     (188,126)
        Net loss per common share as reported...........    $  (13.87)    $  (15.58)    $  (17.73)
        Pro forma net loss per common share ............       (14.48)       (15.82)       (17.88)


Warrants

Warrants have been issued in connection with various financing transactions. The warrants are immediately exercisable. The following is a table of the warrants to purchase shares of the Company's common stock:

                                                                                      Exercise
                                                      Warrants                          Price     Expiration
                                                    Outstanding     Exercisable       per Share      Date
                                                    -----------     -----------       ---------      ----
     Balance at December 31, 1997 ..............     50,160,170      35,955,335        .60-3.90
       Granted:
           13.25% Senior Discount Notes
             (see Note 5) ......................      1,257,436       1,257,436             .01       2005
                                                    -----------     -----------

     Balance at December 31, 1998 ..............     51,417,606      37,212,771       .01-3.90
       Granted:
           1999 MCI WorldCom Convertible Note
             (see Note 8) ......................        350,000         350,000             .01       2004
           Sale-Leaseback Financing
             (see Note 5) ......................        325,000         325,000           12.00       2009
                                                    -----------     -----------

     Balance at December 31, 1999 ..............     52,092,606      37,887,771     $.01-$12.00
       Granted:
           Class H Convertible Preferred Stock
             (see Note 8) ......................      3,000,000       1,550,000             .01       2007
           Acquisition of is.com
             (see Note 13) .....................        100,000         100,000           14.00       2003
             Cancelled:
           Line of Credit
             (see Note 5) ......................     (8,396,170)     (8,396,170)
                 MCI WorldCom Subordinated Notes
             (see Note 5) ......................    (17,787,500)    (17,787,500)
             Exercised .........................       (616,665)       (616,665)       .60-1.20

     Balance at December 31, 2000 ..............     28,392,271      12,737,436     $.01-$14.00
                                                    ===========     ===========     ===========

On January 10, 2001, 14,204,835 of the 28,392,271 outstanding warrants at December 31, 2000 were cancelled (see Note 5).

10. Income Taxes

At December 31, 2000, the Company had net operating loss carryforwards of approximately $354,500. These carryforwards are available to offset future taxable income through 2020 and are subject to the limitations of Internal Revenue Code Section 382 resulting from changes in ownership.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)


     The Company recorded a foreign income tax benefit of $1,352 in 1998.

The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                       1998      1999      2000
                                                       ----      ----      ----
Tax at statutory rate ...........................      34.0%     34.0%     34.0%
State income taxes ..............................       6.0       6.0       4.0
Foreign tax benefit .............................      (1.1)     --        --
Impact of net operating loss carryforward........     (40.0)    (40.0)    (38.0)
                                                      -----     -----     -----

                                                       (1.1)%    --  %     --  %
                                                      =====     =====     =====

Components of deferred tax assets are as follows:

                                                     December 31,
                                                     ------------
                                                 1999           2000
                                                 ----           ----
     Deferred assets:
        Net operating loss ...............    $  74,276     $ 134,573
        Unearned revenue .................           --         6,483
        Deferred interest ................       10,206        14,601
        Stock option amortization ........        4,937         4,947
        Other ............................        6,783         3,060
                                              ---------     ---------

                                                 96,202       163,663
     Deferred liability:
        Depreciation and amortization.....       (3,193)         (276)
                                              ---------     ---------

     Net deferred income tax assets ......       93,009       163,387
     Valuation allowance .................      (93,009)     (163,387)
                                              ---------     ---------

     Net deferred income taxes ...........    $      --     $      --
                                              =========     =========

11. Commitments and Contingencies

Telecommunications Contracts

The Company enters into various term contracts with suppliers of telecommunications services for the purpose of receiving discounts off the standard service offerings. Some of these contracts will result in termination liabilities if the contract is terminated prior to the expiration date of the contract. The termination liabilities are generally based upon the minimum monthly dollar amount committed to the vendor multiplied by a termination liability percentage, multiplied by the number of months remaining in the contract. MCI WorldCom is the Company's largest supplier of telecommunications services accounting for charges of $11,840, $16,735 and $13,901 for the years ended December 31, 1998, 1999 and 2000.

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)


Guaranteed monthly usage levels of data communications with certain of the Company's telecommunication vendors and MCI WorldCom at December 31, 2000 aggregate to the following annual amounts:


                                    Guaranteed      Guaranteed
                                       Usage           Usage
                                   (all vendors)  (MCI WorldCom)
                                   -------------  -------------

     2001.......................        $5,191        $1,658
     2002 ......................         1,756            --
     2003 ......................           788            --
     2004 ......................           254            --
     2005 ......................            56            --
                                        ------        ------

                                        $8,045        $1,658
                                        ======        ======


The termination contingency of data communications with certain of the Company's telecommunication vendors and MCI WorldCom at December 31, 2000 aggregates to the following annual amounts:

                                          Termination    Termination
                                          Contingency    Contingency
                                         (all vendors)   (WorldCom)
                                         -------------   ----------
     December 31:
        2000........................        $5,710        $2,069
        2001 .......................         1,102           350
        2002 .......................           446            --
        2003 .......................           405            --
        2004 .......................           416            --


Operating Leases

The Company also leases certain general office facilities. Operating expenses including maintenance, utilities, real estate taxes and insurance are paid by the Company. Total rent expense under operating leases was $2,189, $2,586 and $1,789 for the years ended December 31, 1998, 1999 and 2000. Future minimum lease obligations in excess of one year at December 31, 2000 are as follows:

     2001........................    $2,625
     2002 .......................     2,152
     2003 .......................     1,607
     2004 .......................     1,495
     2005 .......................     1,077
     Thereafter .................       437
                                     ------

                                     $9,393
                                     ======

Contingent Liabilities

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

12. Savings and Retirement Plan

The Company has a 401(K) savings and retirement plan covering all eligible employees. Employees may contribute up to 15% of their compensation. The Company does not make contributions to the plan.

13. Business Acquisitions

Acquisition of 4-Sight Limited

On March 13, 1998, the Company purchased all of the outstanding capital stock of 4-Sight Limited, a private limited company organized under the laws of the United Kingdom ("4-Sight"), for $20,000 in cash plus related acquisition expenses of $500 and 2,500,000 shares of the Company's Common Stock valued at $20,000. In addition, the former shareholders of 4-Sight will be entitled to receive up to an additional 750,000 shares of the Company's Common Stock in the event certain sales objectives are met over the three years ending March 2001. No shares have been issued as of December 31, 2000. The shares to be issued as contingent consideration will result in the Company recording additional goodwill, which will be amortized over its estimated useful life.

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

On acquisition, approximately $32,100 of goodwill was recorded, which is being amortized on a straight-line basis over five years. The following table shows the pro forma consolidated results of operations as if 4-Sight had been acquired as of the beginning of the periods presented:


                                      Year Ended December 31, 1998
                                      ----------------------------
                                               (Unaudited)
     Revenues........................          $  21,109
     Net loss .......................           (121,922)
     Net loss per share .............          $  (13.86)


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Acquisition of is.com

On November 29, 2000, the Company purchased all of the outstanding common stock of is.com for 500,000 shares of the Company's Common Stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of is.com have been included in the consolidated operating results since the date of acquisition. The inclusion of the is.com operating results for periods prior to the date of acquisition would not have materially affected results of operations. In connection with the acquisition, the Company issued a warrant to purchase 100,000 shares of Common Stock to the sole owner of is.com.

14. Joint Venture

On July 27, 1999, the Company entered into a joint venture agreement with Sumitomo Corporation, Electronics Division to distribute services in Japan. Under this agreement the Company's wholly-owned Japanese subsidiary and Sumitomo have agreed to form a Japanese joint venture company to be known as WAM!NET Japan K.K. Initially, the Company owned 90% of WAM!NET Japan K.K., and Sumitomo owned 10%. In February 2000, Sumitomo purchased an additional 30% ownership interest in WAM!NET Japan K.K. bringing their total ownership interest to 40%. The joint venture agreement provides that the Company will furnish the use of equipment, infrastructure, and some support services. Additionally, it requires the Company to fund the joint venture future operations. The operations of the joint venture in 1999 and 2000 were not material.

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

A partner at the Company's external legal counsel is also the father of the Company's Chief Executive Officer assumed an executive position with a subsidiary of the company. He owns 250,000 shares of Common Stock of the Company and holds an option to purchase 300,000 shares of the Company's common stock. Additionally, another partner of this firm, is also a director of the Company and holds an option to purchase 150,000 shares of the Company's common stock. During the years ended December 31, 1998, 1999 and 2000, the Company incurred legal fees and expenses of approximately $1,111, $1,277 and $1,009, to such firm for services rendered in connection with litigation and for general legal services. Management believes the fees paid for these services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

16. Major Customers

In 1998, 1999 and 2000, no single customer accounted for more than 10% of net sales.

On October 6, 2000, the Company was part of the Electronic Data Systems-led team that won the $6.9 billion Navy Marine Corps Intranet (NMCI) contract. This intranet is to become a common computing and communications environment linking more that 300 Navy and Marine Corps bases throughout the U. S., Iceland, Puerto Rico, Guam, Hawaii and Guantanamo Bay, and Cuba. It is designed to enhance communication and the readiness of the U. S. Armed Forces. As a tier one subcontractor, the company's responsibility is to provide management services of the intranet IP infrastructure and deliver data services at the seat level to the bases. This model is similar to how we manage our network, storage and hosting infrastructure and deliver services to commercial customers.

On November 28, 2000, EDS and WAM!NET entered into a Pre-Subcontract Authorization Agreement. The period of performance was from October 7, 2000 through February 9, 2001 (the date the Definitive Subcontract Agreement was signed) and detailed out certain milestones and the related values. The Company invoiced EDS $7,000 in 2000 based upon the achievement of certain milestones and received payments of $1,000 in December 2000 and $6,000 in January 2001. The Company recorded $3,400 of revenues as of December 31 2000 under this agreement.

On February 9, 2001, EDS and WAM!NET entered into a definitive Subcontract Agreement The contract, which was awarded under the Federal Acquisition Regulation (FAR) Part 12 procedures, is an indefinite quantity type contract (with minimum purchase commitments) where delivery or performance shall be made only as authorized by orders issued by the Navy under the ordering clause of the NMCI contract with EDS. The contract contains a base period of five program years effective October 7, 2000, and an option to extend the period of performance an additional three years. The Company will record and recognize revenue based upon performance on the number of seats ordered beginning in February 2001.

17. Industry Segment and Geographic Information

The Company, operating in a single industry segment, provides a managed, high speed digital data delivery network service. Information regarding operations in different geographic areas is as follows:


                                                       Year Ended December 31,
                                                       -----------------------
                                                     1998       1999       2000
                                                     ----       ----       ----
     Net sales to unaffiliated customers:
        United States..........................    $ 8,216    $15,879    $29,091
        Europe ................................      9,005      8,797     10,804
        Rest of World .........................        369        119        546
                                                   -------    -------    -------

     Total net sales ..........................    $17,590    $24,795    $40,441
                                                   =======    =======    =======

                                  WAM!NET INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
           (Dollars in thousands, except share and per share amounts)

Identifiable assets:
          United States..................   $107,101    $419,777    $403,369
          Europe ........................     18,358      15,358      13,224
          Rest of World .................         --         120       1,178
                                            --------    --------    --------

       Total assets .....................   $125,459    $435,255    $417,770
                                            ========    ========    ========

"United States" includes United States and Canada. "Rest of World" includes principally Japan and the Asia-Pacific region. Net revenue from sales to unaffiliated customers is based on the location of the customer. Identifiable assets are classified based on the location of the Company's facilities.

18. Subsequent Events

In February 2001, the Company entered into a $30,000 bank credit facility ,which expires in January 2003. The credit facility is a revolving credit facility under which the bank will lend the Company up to the $30,000 based upon a borrowing base consisting of the Company's cash collections. Amounts outstanding under the credit facility incur interest at the banks reference rate plus 3.25% (11.75% at February 28, 2001). The credit facility is secured by a lien on certain unencumbered and lienable assets. The credit facility requires the Company to maintain certain financial covenants. The credit facility is automatically renewable at maturity until canceled in accordance with its terms. As of February 28, 2001, the Company has borrowed $14,667 under the credit facility.

                Schedule II -- Valuation and qualifying accounts

                                                                                    Deductions
                                                                            -------------------------
                                                                            Charged
                                            Balance at                      to allowance     Charged    Balance at
                                            Beginning                       for doubtful     to other   end of
      Description                           of period        Additions      accounts         accounts   period
      -----------                           ---------      -----------      ------------     --------   ----------

Allowance for doubtful accounts
December 31, 2000                           $1,570,000     $  881,000         $1,118,000      $   --    $1,333,000
December 31, 1999                              430,000      1,393,000            245,000       8,000     1,570,000
December 31, 1998                               10,000        420,000                 --          --       430,000