Form 10-Q
period 2001-03-31
WAM NET INC
filed 2001-05-21
CIK 1060274

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

As of April 30, 2001 there were 12,220,203 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 33

                                  WAM!NET Inc.

                               INDEX TO FORM 10-Q

Part I--Financial Information
                                                                                                        Page No.
                                                                                                        --------
          Item 1--Financial Statements

                 Consolidated Balance Sheets as of March 31, 2001 and December 31,
                   2000...............................................................................     3

                 Consolidated Statements of Operations for the three month periods
                   ended March 31, 2001 and 2000......................................................     5

                 Consolidated Statements of Cash Flows for the three month periods
                   ended March 31, 2001 and 2000......................................................     6

                 Notes to Consolidated Financial Statements...........................................     8

                 Risk Factors.........................................................................     10

          Item 2--Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................     21

          Item 3--Quantitative and Qualitative Disclosures About Market Risk..........................     28

Part II--Other Information

          Item 2--Changes in Sercurities and Use of Proceeds..........................................     29

          Item 6--Exhibits and Reports on Form 8-K....................................................     29

Signature--        ...................................................................................     30

Exhibit Index--    ...................................................................................     31

                          Part I--FINANCIAL INFORMATION


Item 1--Financial Information


                                  WAM!NET Inc.

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                          March 31,    December 31,
                                                                                            2001          2000
                                                                                         ----------    ------------
  Assets
  Current assets:
       Cash and cash equivalents.....................................................    $    4,614     $   3,207
       Accounts receivable, net of allowance of $957 and $1,570, respectively........         6,543         8,344
       Inventory.....................................................................           546           533
       Prepaid expenses and other current assets.....................................         4,636         6,919
                                                                                         ----------     ---------
  Total current assets...............................................................        16,339        19,003

  Property, plant, and equipment, net................................................        92,654       369,796
  Goodwill, net......................................................................        13,660        15,475
  Deferred financing charges, net....................................................        12,460        12,392
  Other assets.......................................................................           668         1,105
                                                                                         ----------     ---------
  Total assets.......................................................................    $  135,781     $ 417,771
                                                                                         ==========     =========

                                  WAM!NET Inc.

                             (Dollars in thousands)

                                                                                           March 31,     December 31,
                                                                                             2001           2000
                                                                                          ----------     ------------
  Liabilities and shareholders' deficit
  Current liabilities:
       Accounts payable................................................................    $  20,048      $  17,407
       Accrued salaries and wages......................................................        5,894          5,246
       Accrued expenses................................................................        8,239          7,654
       Deferred revenue................................................................        6,546          7,069
       Current portion of long-term debt...............................................        7,792         27,931
                                                                                           ---------      ---------
  Total current liabilities............................................................       48,519         65,307
  Deferred revenue.....................................................................       10,000         10,000
  Network Facilities Financing.........................................................           --        235,786
  Long-term debt, less current portion.................................................      284,399        264,387
  Class A Redeemable Preferred Stock...................................................        1,320          1,300
  Class E Convertible Preferred Stock..................................................      109,407        107,515
  Class H Convertible Preferred Stock..................................................       61,216         40,340
  Shareholders' deficit:
       Class B Convertible Preferred Stock.............................................           57             57
       Class C Convertible Preferred Stock.............................................            9              9
       Class D Convertible Preferred Stock.............................................           22             22
       Class F Convertible Preferred Stock.............................................           --             --
       Class G Convertible Preferred Stock.............................................           --             --
       Common Stock ...................................................................          122            121
       Additional paid-in capital......................................................      168,150        170,951
       Accumulated deficit.............................................................     (544,448)      (475,789)
       Accumulated other comprehensive loss............................................       (2,992)        (2,235)
                                                                                           ---------      ---------
  Total shareholders' deficit..........................................................     (379,080)      (306,864)
                                                                                           ---------      ---------
  Total liabilities and shareholders' deficit..........................................    $ 135,781      $ 417,771
                                                                                           =========      =========

                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Operations
             (Dollars in thousands, except share and per share data)

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                          -----------------------------
                                                                                               2001               2000
                                                                                          --------------     ----------
Revenues:
Net service revenue...................................................................    $    14,227        $    6,183
Software and hardware sales...........................................................          1,326             1,712
                                                                                          -----------        ----------
Total revenue.........................................................................         15,553             7,895

Operating expenses:
Network communications ...............................................................          7,067             7,172
Cost of other service revenue.........................................................          3,980                --
Cost of software and hardware.........................................................            371               546
Technical operations..................................................................          6,473             5,421
Selling, general and administrative...................................................         11,268            11,617
Depreciation and amortization.........................................................         10,859             8,653
Loss on termination of network facilities agreement...................................         35,204                --
                                                                                          -----------        ----------
                                                                                               75,222            33,409
                                                                                          -----------        ----------
Loss from operations..................................................................        (59,669)          (25,514)

Other income (expense):
     Interest income..................................................................             92               206
     Interest expense.................................................................        (10,037)          (15,261)
     Other income.....................................................................            955               792
                                                                                          -----------        ----------
Net loss..............................................................................    $   (68,659)       $  (39,477)
Less preferred dividends..............................................................         (5,054)           (2,244)
                                                                                          -----------        ----------
Net loss applicable to common stock...................................................    $   (73,713)       $  (42,021)
                                                                                          ===========        ==========

Net loss applicable per common share - basic and diluted..............................    $     (6.06)      $     (4.41)
                                                                                          ===========       ===========

Weighted average number of common shares outstanding..................................     12,166,538         9,524,227
                                                                                          ===========       ===========

                             See accompanying notes.

                                  WAM!NET Inc.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                    Three months ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                    2001          2000
                                                                                -----------    ----------
Operating activities
Net loss....................................................................    $  (68,659)    $ (39,777)
Adjustments to reconcile net loss to net cash used in operating activities:
     Gain on sale of building...............................................          (359)           --
     Loss on termination of network facilities agreement....................        35,204            --
     Depreciation and amortization..........................................        10,861         8,653
     Noncash interest expense, including related warrants values............         7,484         7,118
     Value of stock options issued to employees and consultants.............           113           161
     Changes in operating assets and liabilities:
          Accounts receivable...............................................         1,801           296
          Prepaid expenses and other assets.................................         2,692           100
          Accounts payable..................................................         2,639        (7,828)
          Deferred Revenue..................................................          (522)           --
          Accrued expenses..................................................         1,234         1,993
                                                                                ----------     ---------
Net cash used in operating activities.......................................        (7,512)      (29,284)

Investing activities
Purchases of property and equipment.........................................        (7,159)       (5,091)
Patent Expenditures.........................................................           (10)           --
Proceeds from sale of building..............................................           830            --
Business acquisitions (net of cash acquired)................................            --          (353)
                                                                                ----------     ---------
Net cash used in investing activities.......................................        (6,339)       (5,444)

Financing activities
Proceeds from sale of preferred stock.......................................        19,847        69,098
Proceeds from borrowings (net of financing costs)...........................        14,149           477
Proceeds from exercise of stock options.....................................            30           199
Payments on borrowings......................................................       (18,011)      (24,576)
                                                                                ----------     ---------
Net cash provided by financing activities...................................        16,015        45,198
Effect of foreign currencies on cash........................................          (757)         (358)
                                                                                ----------     ---------
Net increase in cash and cash equivalents...................................         1,407        10,112
Cash and cash equivalents at beginning of period............................         3,207        27,180
                                                                                ----------     ---------
Cash and cash equivalents at end of period..................................    $    4,614     $  37,292
                                                                                ==========     =========

                             See accompanying notes.

                                  WAM!NET Inc.

                             (Dollars in thousands)

                                                                                     Three months ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2001          2000
                                                                                   -------        -------
Supplemental schedule of noncash financing activities
        Dividends declared but unpaid........................................        2,941             20
     Change in market value of investments...................................           --         14,286
     Issuance of common stock relating to acquisition........................           --             62
        Exchange of preferred stock for investment...........................           --         50,000
Supplemental schedule of cash flow information
     Cash paid for interest..................................................      $ 2,495        $ 7,577

                             See accompanying notes.

                                  WAM!NET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)

1.   Consolidated Financial Statements

     The accompanying consolidated financial statements have been prepared by WAM!NET Inc. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2000. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain amounts for the prior year have been reclassified to conform to current year presentation.

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

3.   Preferred Stock

In accordance with the Securities Purchase Agreement entered into with Winstar in September 2000, the Company sold the remaining 20,000 shares of Class H convertible preferred stock for an aggregate of $20 million in January 2001. As a result Winstar received a warrant for 1,450,000 shares of common stock at an exercise price of $0.01. The warrant is immediately exercisable and expires on December 31, 2005.

4.   Termination of Network Facilities Agreement

In December 1999 the Company entered an agreement with Winstar Wireless, Inc. pursuant to which the Company acquired an indefeasible right over 20 years to use backbone capacity and wireless local loop facilities. Under this agreement, and other related agreements, the Company made a $20 million initial paymentin January 2000 for the indefeasible right to use these facilities with additional contemplated quarterly payments of $5.0 million and increasing to approximately $24.9 million over the seven-year period ending December 15, 2006. The indefeasible right of use was capitalized in property, plant and equipment, and the Company recorded a related liability of $260.3 that bore an effective interest rate of 8.3%. At December 31, 2000, the outstanding balance of the liability was $239.6 million.

Due to continuing non-performance by Winstar as specified in the agreement, which non-performance resulted in an Event of Default, on April 12, 2001, the Company sent a notice to Winstar terminating these arrangements effective April 30, 2001, citing (1) breaches of representations and warranties by Winstar, (2) breaches of Winstar's obligations to meet deadlines to deliver and install facilities and (3) Winstar's failure to insure that these facilities performed to applicable specifications. On April 18, 2001, Winstar and a number of related entities filed for protection under Chapter 11 of the United States Bankruptcy Code. On or about April 27, 2001, Winstar responded to the Company's termination notice by alleging that the giving of the notice was a breach of the arrangements (and, consequently, did not terminate these arrangements) and seeking to make the Company commence certain dispute resolution procedures. No formal litigation or arbitration proceedings have been initiated as of May 18, 2001. Although the Company and Winstar are engaging in discussions, there can be no assurance that any settlement of this dispute will be reached or as to the possible terms of any resolution.

The Company believes that the notice of termination was properly given. The Company wrote off the related asset of $275 million and the related obligation of $240 million and has recorded a $35 million loss on termination in the first quarter of 2001.


5.   Bank Credit Facilities

The Company had a $25,000 line of credit agreement with a bank, which was orginally due in September 2000 and was subsequently extended to January 10, 2001. The line of credit was guaranteed by MCI WorldCom. At December 31, 2000, the amount outstanding on the line of credit was $15,000. On January 10, 2001, the Company repaid the remaining $15,000 and closed the line of credit.

In February 2001, the Company entered into a $30,000 bank credit facility, which expires in January 2003. The credit facility is a revolving credit facility under which the bank will lend the Company up to the $30,000 based upon a borrowing base consisting of the Company's cash collections. Amounts outstanding under the credit facility incur interest at the banks reference rate plus 3.25% (11.25% at March 31, 2001). The credit facility is secured by a lien on certain unencumbered and lienable assets. The credit facility requires the Company to maintain certain financial covenants. The credit facility is automatically renewable at maturity until cancelled in accordance with its terms. As of March 31, 2001, the Company has borrowed $14,060 under the credit facility.

In addition subsequent to March 31, 2001, the Company obtained additional financing of $5.64 million under the bank credit facility.

On April 27, 2001 the Company obtained a $2.4 million term loan under the bank credit faciliy. The term loan expires in accordance with the original bank credit facility and has a fixed interest rate of 12%.

On May 15, 2001 the Company obtained a $3.24 million term loan under the bank credit facility. The term loan expires in accordance with the original bank credit facility and has a fixed interest rate of 19.5%. Up to $3 million of the term loan can be converted into 4.9% of the issued and the outstanding shares of common stock of the Company on a fully diluted basis. Such security is subject to registration rights and anti dilution provisions. The creditor may convert the credit facility or in the alternative may exercise a five warrant for such amount.

6.   Purchase Committment

On February 1, 2001 the Company entered into an agreement with a strategic vendor. Under the agreement the Company will purchase a minimum of 250 media transport devices over three years. The media transport devices range in prices from $25 to $71 per device.

7.   Comprehensive Income

Comprehensive income for the Company includes net loss, the effects of currency translation which are charged or credited to the cumulative translation adjustment account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders equity. Comprehensive income for the three months ended March 31, 2001 and 2000 was as follows:

---------------------------------------------------- ------------------------ ------------------------
                                                     For the three months
                                                     ended March 31,
---------------------------------------------------- ------------------------ ------------------------
(Dollars in thousands)                                        2001                     2000
---------------------------------------------------- ------------------------ ------------------------
Netloss                                                     $(68,659)                $(39,777)
---------------------------------------------------- ------------------------ ------------------------
Changes in cumulative translation adjustments                 (757)                    (358)
---------------------------------------------------- ------------------------ ------------------------
Unrealized gain/loss on investments                            --                     14,286
---------------------------------------------------- ------------------------ ------------------------
Comprehensive loss                                          $(69,416)                $(25,849)
---------------------------------------------------- ------------------------ ------------------------

Additional Factors That May Affect Future Results

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Liquidity and Capital Resources

Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $544.4 million as of March 31, 2001. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the foreseeable future. At March 31, 2001, our cash resources and available borrowings are insufficient to fund operations for the next 12 months without raising additional debt and/or equity capital. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

Management is currently in the process of negotiating a revolving credit facility with a financial investor. However, there is no assurance that such funds will be available or available on terms acceptable to the Company. If the Company is not successful in obtaining additional funding, it may not be able to continue as a going concern.

The report of our independent auditors on our consolidated financial statements for the fiscal year ended December 31, 2000 includes an explanatory paragraph, which states that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about our ability to continue as a going concern.

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

     o    raise additional capital;

     o successfully manage our relationships and activities with our strategic partners and distributors, including EDS, SGI, Sumitomo and 3M, and develop new relationships and activities with influential suppliers and channel distributors in our target markets;

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

     o    effectively manage our operations.

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

We had negative cash flow from operating activities, operating losses and net losses of approximately, $55.9 million, $102.4 million and $121.9 million in 1998, $65.7 million, $104.9 million and $145.1 million in 1999 and $73.1 million, $105.1 million and $186.6 million in 2000. As of March 31, 2001, we had an accumulated deficit of approximately $544.4 million. We expect to continue to experience negative cash flow and substantial operating and net losses for the foreseeable future due to the significant costs involved at this stage of our development, including the following:

     o    costs relating to performance of our NMCI subcontract with EDS;

     o    costs relating to the sales and marketing of our branded services;

     o costs to be incurred in maintaining our network, hosting and storage infrastructure;

     o recurring telephony, hardware and installation costs resulting from providing service to subscribers to our Direct Service;

     o costs relating to significant recurring operating and general administrative expenses.

To fund our operating losses, pay our operating costs and meet our capital needs we will need additional financing, which may not be available to us.

As a result of our lack of positive cash flow, our ability to continue to fund our operating losses, to maintain our technology, network and infrastructure and to successfully market our services on a worldwide scale depends largely on our ability to obtain cash from our financing activities. There can be no assurance that we will be able to raise the additional working capital necessary for us to continue to implement our business plan or fund our operations.

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

We are highly leveraged. As of March 31, 2001, we had approximately $464.1 million of outstanding debt, including redeemable preferred stock. The most significant portion of the debt is attributable to our 13.25% senior discount notes due 2005, which have a principal amount at maturity of $208.5 million. The 13.25% senior discount notes had an accreted principal amount of $185.5 million at March 31, 2001, and will begin to accrue interest, payable in cash, on March 1, 2002. We are committed to make principal payments in the total amount of $6.1 million during the remainder of 2001. We have recorded as quasi-equity on our balance sheet as of March 31, 2001, redeemable and convertible preferred stock of $171.9 million.

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

In the case of borrowing funds, we are generally prohibited from obtaining additional indebtedness other than equipment financing unless, after giving effect thereto, the ratio of our consolidated indebtedness to our consolidated operating cash flow for the four fiscal quarters of 2000 is less than or equal to 5 to 1. We incurred negative cash flow from operating activities for the first fiscal quarter ended March 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The restrictions contained in the indenture for our 13.25% senior discount notes could have the following adverse effects, among others:

     o    we could be unable to obtain additional financing in the future to:

     o    fund our operating losses;

     o    meet our capital expenditure requirements;

     o    further develop or deploy services and applications; or

     o    allow us to conduct necessary corporate activities;

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

The adaptation of our network, hosting and storage infrastructure will require substantial financial, operational and managerial resources. We cannot be certain that we will be able to adapt our infrastructure and manage it to meet the evolving requirements of our targeted industries and customers on a timely basis or at a commercially reasonable cost.

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

     o maintain our sales force, external installation capacity, customer service teams and information systems;

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

The loss of our affiliation with SGI or MCI WorldCom could adversely impact our ability to operate our business.

We have significant investment, supply and/or distribution relationships with each of SGI, Winstar and MCI WorldCom.

SGI currently holds convertible preferred stock that entitles it to elect one director to our board. If SGI were to convert all of its convertible preferred stock, it would own 10,437,096 shares of our common stock, or 46.1% of our outstanding shares of common stock as of April 30, 2001, assuming none of the other holders of our options, warrants or convertible securities exercised their conversion rights. Because of its holdings and representation on our board, SGI may be able to exercise significant influence over our affairs. SGI is currently a primary supplier of components for network access devices, which we use to connect customers directly to our network. A loss of our strategic relationship with SGI could have a material adverse effect on our business.

Winstar currently holds convertible preferred stock that entitles it to elect one director to our board. If Winstar were to convert all of its convertible preferred stock and exercisable warrants, it would own 31,593,974 shares of our common stock, or 72.1% of our outstanding shares of common stock as of April 30, 2001, assuming none of the other holders of our options, warrants or convertible securities exercised their conversion rights. Because of its holdings and right to representation on our board, Winstar may also be able to exercise significant influence over our affairs.

MCI WorldCom currently holds convertible debt and preferred stock and exercisable warrants, which, if converted or exercised in full, would result in MCI WorldCom owning at least 11,181,257 shares of our common stock, or 47.8% of our outstanding shares of common stock, as of April 30, 2001, assuming that none of our other holders of options, warrants or convertible securities exercised their conversion rights See "Use of Proceeds." MCI WorldCom previously had three designees on our Board of Directors. In August 1999, MCI WorldCom agreed to become a passive investor and maintain a strategic relationship with us. Accordingly, its three designees resigned from our Board and MCI WorldCom relinquished its right to elect directors to our Board. Because of its significant holdings, however, MCI WorldCom continues to be able to exercise significant influence over our affairs. MCI WorldCom and its affiliates are our largest supplier of meshed DS3, ATM backbone which interconnects our distribution hubs, and of local loop connections between our distribution hubs and network access devices on our customers' premises. We also co-locate a significant portion of the routers and switches for our distribution hubs at MCI WorldCom's points of presence on a month-to-month basis. A loss of our strategic relationship with MCI WorldCom could have a material adverse effect on our business.

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

As we maintain our operations outside of the U.S., our results of operations and the value of our assets will be affected by the currency exchange rates between the U.S. dollar and the functional currency of countries in which we transact business. During the years ended December 31, 2000 and 1999, 28.1% and 35.7%, respectively, of our revenue was generated outside of the U.S. We typically sell our services and applications in foreign countries in the local functional currency. As a result, we may experience an economic loss solely as a result of foreign currency exchange rate fluctuations. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

As of March 31, 2001, we had over 2,000 customer points-of-presence consisting of dedicated CPOP devices and local bandwidth connectivity. Of these, about 90 have WAM!NET storage services that customers access through the CPOP. In addition, we had over 15,700 users of our Internet and dial-up services globally.


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

On February 9, 2001, we entered into a definitive Subcontract Agreement with EDS. The contract, which was awarded under the Federal Acquisition Regulation
(FAR) Part 12 procedures, is an indefinite quantity type contract (with minimum purchase commitments) where delivery or performance shall be made only as authorized by orders issued by the Navy under the ordering clause of the NMCI contract with EDS. The contract contains a base period of five program years effective October 7, 2000, and an option to extend the period of performance an additional three years. We record and recognize revenue based upon performance on the number of seats ordered. We began recognizing revenue from the subcontract with EDS in the fourth quarter of 2000 under a Pre-Subcontract Authorization Agreement.

Our full range of services are also sold to government entities through the GSA listing, direct marketing efforts and channel activity. These services are billed to government customers using the same billing model as used for our commercial customers.

Software and hardware sales

Revenue from software and hardware sales has resulted primarily from the sale of 4-Sight ISDN Manager software and ISDN cards. Our ISDN Tracked Service customers may choose to make a single up-front payment to purchase our software or to pay a monthly service fee. In both cases these purchases appear as software and hardware revenue. We continue to shift the existing 4-Sight customers from software to our managed transport service. We expect that software and hardware sales will decline in 2001.

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

Cost of other service revenues

Cost of other service revenues represents direct labor costs associated with our professional service revenue and costs directly associated with performing under the NMCI contract.

Cost of software and hardware

Software and hardware expense reflects the costs of software and hardware sold.

Technical operations

Technical operations expense represents costs directly associated with developing, maintaining, managing and servicing our global private network and expanding our service offerings. These costs include direct labor, vendor service fees, point-of-presence charges and research and development charges, which are often incurred in advance of receiving revenue. Our currently installed network operation centers account for the substantial majority of these direct labor and operating costs. Most of the costs associated with the development of new services and applications, such as WAM!BASE Data Archiving Service, WAM!PROOF, ISDN Tracked Service, Internet Gateway Service and Render on Demand service, are accounted for as technical operations expenses and are incurred in advance of receiving revenue.

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


Results of Operations

Three Month Period Ended March 31, 2001 Compared with Three Month Period Ended March 31, 2000 Revenues

Total revenue for the quarters ended March 31, 2001 and 2000 was $15.6 million and $7.9 million representing an increase of $7.7 million. This increase is due to net service revenues increasing $8.0 million offset by a decrease of $0.4 million in software and hardware revenues.

Net service revenues for the quarters ended March 31, 2001 and 2000 was $14.2 million and 6.2 million. The increase of $8.0 million in net service revenue is primarily due to the following. We recognized $4.3 million from government service revenue primarily related to the NMCI contract with EDS. The remaining increase relates to the expanded service offerings introduced in first quarter 2000 and the increased number of subscribers purchasing our services and increased utilization on our network.

Revenues from software and hardware sales for the quarters ended March 31, 2001 and 2000, were $1.3 million and $1.7 million. The decrease in software and hardware sales is the direct result of our shifting from sales of 4-Sight software and hardware as stand-alone products to sales of service contracts, partially offset by software purchases associated with ISDN Tracked Service agreements.

Operating Expenses

Network communication

Network communication expense for the quarters ended March 31, 2001 and 2000, was $7.1 million and $7.2 million. Average monthly communication expense per Direct Service customer has declined and is expected to continue to decline, as a result of increased customer utilization of our backbone capacity and declining costs of North American local loop connections. We continue to incur substantial network communication expense as we deploy our network and related services and applications globally; however, we expect the network communications expense as a percentage of revenue to decline.

Other service revenue costs

Other service revenue costs for the quarter ended March 31, 2001 were $4.0 million. These costs are related to our direct costs of professional services and our direct costs associated with the subcontract with EDS for the NMCI project.

Software and hardware

The cost of software and hardware for the quarters ended March 31, 2001 and 2000 was $0.4 million and $0.5 million. The decreases reflects the decline in software and hardware sales.

Technical operations

Technical operations expense for the quarters ended March 31, 2001 and 2000 was $6.5 million and $5.4 million. The expenses increased from 2000 to 2001 as a direct result of our increased government activity.

Selling, general and administrative

Selling, general and administrative expense for the quarters ended March 31, 2001 and 2000 was $11.3 million and $11.6 million. Selling, general and administrative expenses decreased $0.3 million due to reduced marketing expenses in 2001 compared to 2000. The decrease was offset with costs incurred for establising our government business and our acquisition of is.com.

Depreciation and amortization

Depreciation and amortization for the quarters ended March 31, 2001 and 2000 was $10.9 million and $8.7 million. This increase was primarily due to depreciation of additional network and related equipment purchased for network expansion. Included in these totals for 2001 and 2000 was $1.8 million and $1.7 million of amortization expense relating to the goodwill recorded in connection with acquisitions.

Interest expense

Interest expense for the quarters ended March 31, 2001 and 2000 was $10.0 million and $15.3 million. The decrease in interest exepense is due to the termination of the network facilites agreement with Winstar resulting in the writeoff of the related asset and obligation in the first quarter of 2001 (see footnote 4 to the financial statements). Included in interest expense for the quarters ended March 31, 2001 and 2000 are non-cash charges of $7.5 million and $7.1 million related to the amortization of deferred financing charges, the amortization of the value of warrants issued in connection with debt financing transactions and the accretion of debt.

Loss on termination of network facilities agreement

In December 1999 the Company entered an agreement with Winstar Wireless, Inc. pursuant to which the Company acquired an indefeasible right over 20 years to use backbone capacity and wireless local loop facilities. Under this agreement, and other related agreements, the Company made a $20 million initial paymentin January 2000 for the indefeasible right to use these facilities with additional contemplated quarterly payments of $5.0 million and increasing to approximately $24.9 million, over the seven-year period ending December 15, 2006. The indefeasible right of use was capitalized in property, plant and equipment, and the Company recorded a related liability of $260.3, which bore an effective interest rate of 8.3%. At December 31, 2000, the outstanding balance of the liability was $239.6 million.

Due to continuing non-performance by Winstar as specified in the agreement, which non-performance resulted in an Event of Default, on April 12, 2001 the Company sent a notice Winstar terminating these arrangements effective April 30, 2001, citing (1) breaches of representations and warranties by Winstar, (2) breaches of Winstar's obligations to meet deadlines to deliver and install facilities and (3) Winstar's failure to insure that these facilities performed to applicable specifications. On April 18, 2001 Winstar and a number of related entities filed for protection under Chapter 11 of the United States Bankruptcy Code. On or about April 27, 2001 Winstar responded to the Company's termination notice by alleging that the giving of the notice was a breach of the arrangements (and, consequently, did not terminate these arrangements) and seeking to make the Company go through certain dispute resolution procedures. No formal litigation or arbitration proceedings has been initiated as of May 18, 2001. Although the Company and Winstar are engaging in discussions, there can be no assurance that any settlement of this dispute will be reached or as to the possible terms of any resolution.

The Company believes that the notice of termination was properly given and that these arrangements with Winstar have been terminated. The Company wrote off the related asset of $275 million and related obligation of $240 million, and recorded a $35 million loss on termination in the first quarter of 2001.


Other income

Other income for the quarters ended March 31, 2001 and 2000 was $1.0 million and $0.8 million. Other income primarily relates to rental income received from SGI in connection with leasing a portion of the corporate campus facility in Eagan which we received as part of an investment by SGI in March 1999.

Income taxes and net loss

At March 31, 2001, we had $335 million of United States net operating loss carryforwards. These carryforwards are available to offset future taxable income through the year 2020 and are subject to the limitations of Section 382 of the Internal Revenue Code of 1986. These limitations may result in the expiration of net operating loss carryforwards before they can be utilized.

Liquidity and Capital Resources

Through March 31, 2001, we have issued equity and debt securities and incurred other borrowings resulting in cash received by us of $505.2 million. We have used the majority of these proceeds to expand our global network, to build our customer base and for geographic expansion. In addition, we expanded our operations in Europe through the acquisition of 4-Sight for $16.4 million in cash and the issuance of equity securities. Our ability to achieve profitability and positive cash flow from operations will be dependent on substantially growing our revenues and realizing increased operating efficiencies.

In 2001, we entered into the following financing transactions in order to continue to fund our operating and capital requirements:

The Company had a $25 million line of credit agreement with a bank, which was orginally due in September 2000 and was subsequently extended to January 10, 2001. The line of credit was guaranteed by MCI WorldCom. At December 31, 2000, the amount outstanding on the line of credit was $15 million. On January 10, 2001, the Company repaid the remaining $15 million and closed the line of credit.

In February 2001, the Company entered into a $30 million bank credit facility, which expires in January 2003. The credit facility is a revolving credit facility under which the bank will lend the Company up to the $30 million based upon a borrowing base consisting of the Company's cash collections. Amounts outstanding under the credit facility incur interest at the banks reference rate plus 3.25% (11.25% at March 31, 2001). The credit facility is secured by a lien on certain unencumbered and lienable assets. The credit facility requires the Company to maintain certain financial covenants. The credit facility is automatically renewable at maturity until cancelled in accordance with its terms. As of March 31, 2001, the Company has borrowed $14.1 million under the credit facility.

In addition subsequent to March 31, 2001, the Company obtained additional financing of $5.64 million under the bank credit facility.

On April 27, 2001 the Company entered into amendment number one to the bank credit faciliy. This amendment resulted in the Company receiving an additional $2.4 million term loan. The term loan expires in accordance with the original bank credit facility and has a fixed interest rate of 12%.

On May 15, 2001 the Company entered into amendment number two to the bank credit facility. This amendment resulted in the Company receiving an additional $3.24 million term loan. The term loan expires in accordance with the original bank credit facility and has a fixed interest rate of 19.5%. Up to $3 million of the term loan can be converted into 4.9% of the issued and the outstanding shares of common stock of the Company on a fully diluted basis. This right will be granted in the form of a five year warrant. This warrant also contains demand registration rights and anti dilution provisions.

Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $544.4 million as of March 31, 2001. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the foreseeable future. At March 31, 2001, our cash resources and available borrowings are insufficient to fund operations for the next 12 months without raising additional debt and/or equity capital. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

Management is currently in the process of negotiatng a revolving credit facility with a financial investor. However, there is no assurance that such funds will be available or available on terms acceptable to the Company. If the

Company is not successful in obtaining additional funding, it may not be able to continue as a going concern.

The report of our independent auditors on our consolidated financial statements for the fiscal year ended December 31, 2000 includes an explanatory paragraph, which states that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about our ability to continue as a going concern.



Item 3--Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rates

During the three month period ended March 31, 2001, our revenue originating outside the U.S. was 18.1% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

We are exposed to market risk from changes in the interest rates on some of our outstanding debt. The outstanding loan balance under our revolving credit facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the quarter ended March 31, 2001, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as our 13.25% senior discount notes, interest rate changes affect its fair market value, but do not impact earnings or cash flows.


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

Item 6--Exhibits and Reports on Form 8-K

(a)  Exhibits

See Exhibit Index

(b) Reports on Form 8-K

No reports on Form 8-K were filed on behalf of the Company during the three months period ending March 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                               WAM!NET Inc.

Date: May 21, 2001



                                               By: /s/ Terri F. Zimmerman
                                                   ------------------------
                                                   Terri F. Zimmerman
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Item
Number            Description
------            -----------
2.1      (1)      Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders
                  listed therein
2.2      (1)      Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo Communications Corporation, NetCo Acquiring
                  Corporation, FreeMail, Inc. and the shareholders listed
                  therein
2.3      (4)      June 1, 1999 Amendment to the Agreement and Plan of
                  Reorganization, dated December 17, 1997, by and among the
                  Company, NetCo Acquisition Corporation, FreeMail, Inc. and the
                  shareholders listed therein.
3.1      (7)      Amended and Restated Articles of Incorporation of the Company.
3.2      (1)      By-Laws of the Company.
4.1      (1)      Indenture dated as of March 5, 1998, between the Company, as
                  Issuer, and First Trust National Association, as Trustee.
4.2a     (1)      Certificate for the Rule 144A Original Notes ($200.0 million).
4.2b     (1)      Certificate for the Rule 144A Original Notes ($8.0 million).
4.3      (1)      Certificate for the Regulation S Original Notes.
4.4      (1)      Certificate for the Rule 144A Warrants.
4.5      (1)      Certificate for the Regulation S Warrants.
4.6a     (1)      Rule 144A Unit Certificate. (200,000 Units)
4.6b     (1)      Rule 144A Unit Certificate. (8,030 Units)
4.7      (1)      Certificate for the Regulation S Units.
4.8      (1)      Form of Certificate for the Exchange Notes (incorporated
                  herein by reference and included in Exhibit 4.1 to the
                  Company's Registration Statement on Form S-4 filed with
                  Securities and Exchange Commission on May 28, 1998).
4.9      (1)      Common Stock Certificate.
4.10     (1)      Registration Rights Agreement, dated March 5, 1998, among the
                  Company and Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, Credit Suisse First Boston Corporation and First
                  Chicago Capital Markets, Inc
4.11     (1)      Common Stock Registration Rights Agreement, dated as of March
                  5, 1998, among the Company, MCI WorldCom, Inc., Merrill Lynch,
                  Pierce, Fenner & Smith Incorporated, Credit Suisse First
                  Boston Corporation and First Chicago Capital Markets, Inc.
4.12     (1)      Warrant Agreement, dated as of March 5, 1998, by and between the Company and First Trust National Association, as Warrant
                  Agent, to purchase Common Stock of the Company.
4.13              Intentionally omitted.
4.14     (2)      Warrants to purchase 4,157,500 Shares of Common Stock of the
                  Company exercisable on or before December 31, 2000, issued to
                  MCI WorldCom, Inc. on December 16, 1996 (Incorporated herein by reference to exhibit 10.6 of the Company's Registration
                  Statement on Form S-4 (File No. 333-53841) filed with the
                  Securities and Exchange Commission on May 28, 1998).
4.15     (2)      Certificate for 13.25% Subordinated Unsecured Convertible Note
                  due August 28, 2005, ($25.0 million Note) issued to MCI
                  WorldCom, Inc. on January 13, 1999 .
4.16     (2)      Certificate for 1,679,234 Class A Warrants and 2,840,967 Class
                  B Warrants to purchase Common Stock of the Company, issued to
                  MCI WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration
                  Statement on Form S-4 (File No. 333-53841) filed with the
                  Securities and Exchange Commission on May 28, 1998).
4.17     (2)      Subordinate Unsecured Convertible Note and Warrant Purchase
                  Agreement between the Company and MCI WorldCom, Inc. dated
                  January 13, 1999.
4.18     (2)      Preferred Stock Purchase Agreement by and between the Company and Silicon Graphics, Inc. dated as of March 3, 1999.
4.19     (2)      Certificate for 150,000 Warrants to purchase shares of Common
                  Stock for the purchase price of $.01 per share dated January
                  13, 1999.
4.20     (2)      Certificate of Designation of Rights and Preferences of Class
                  A Preferred Stock of the Company filed with the Secretary of
                  State of the State of Minnesota on March 4, 1999, as corrected and filed with the Secretary of State of the State of
                  Minnesota on March 5, 1999.
4.21     (2)      Certificate of Designation of Rights and Preferences of Class
                  B Convertible Preferred Stock of the Company filed with the
                  Secretary of State of the State of Minnesota on March 4, 1999.
4.22     (2)      Certificate of Designation of Rights and Preferences of Class
                  C Convertible Preferred Stock of the Company filed with the
                  Secretary of State of the State of Minnesota on March 4, 1999.
4.23     (2)      Certificate of Designation of Rights and Preferences of Class
                  D Convertible Preferred Stock of the Company filed
                  with the Secretary of State of the State of Minnesota on March
                  4, 1999.
4.24     (2)      Certificate representing 115,206 shares of Class A Preferred
                  Stock of the Company issued to MCI WorldCom. Inc. on March 4,
                  1999.
4.25     (2)      Certificate representing 5,710,425 shares of Class B
                  Convertible Preferred Stock of the Company issued to Silicon
                  Graphics, Inc. on March 4, 1999.
4.26     (2)      Certificate representing 878,527 shares of Class C Convertible
                  Preferred Stock of the Company issued to Silicon Graphics,
                  Inc. on March 4, 1999.
4.27     (2)      Certificate representing 2,196,317 shares of Class D
                  Convertible Preferred Stock of the Company issued to MCI
                  WorldCom. Inc. on March 4, 1999.
4.28     (2)      Stockholders Agreement by and among the Company, Silicon
                  Graphics, Inc. and MCI WorldCom, Inc. dated as of March 4,
                  1999.
4.29     (2)      Class A Preferred Stock Exchange Agreement by and between the
                  Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.30     (2)      Class D Preferred Stock Conversion Agreement by and between the Company and MCI WorldCom, Inc. dated as of March 4, 1999.
4.31     (6)      Certificate of Designation of Rights and Preferences of Class
                  E Convertible Preferred Stock of the Company filed with the
                  Secretary of State of the State of Minnesota on February 16,
                  2000, as corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 8, 2000.
4.32     (6)      Certificate of Designation of Rights and Preferences of Class
                  F Convertible Preferred Stock of the Company filed with the
                  Secretary of State of the State of Minnesota on February 11,
                  2000, as corrected and filed with the Secretary of State of the State of Minnesota on March 1 and March 9, 2000.
4.33     (6)      Certificates of Designation of Rights and Preferences of Class
                  G Convertible Preferred Stock of the Company filed with the
                  Secretary of State of the State of Minnesota on February 6,
                  2000.
4.34     (6)      Securities Purchase Agreement, dated as of December 31, 1999, by and between the Company and Winstar Communications, Inc.
4.35     (6)      Securities Purchase Agreement, dated as March 14, 2000, by and between the Company and Cerberus Partners, L.P.
4.36     (6)      Securities Purchase Agreement, dated February 3, 2000, by and between the Company and Silicon Graphics, Inc.
4.37     (6)      Preferred Stock Purchase Agreement, dated as of February 18,
                  2000, by and between the Company and the buyers listed on
                  Schedule 1.1 thereto.
4.38     (6)      Form of Certificate for Shares of Class E Convertible
                  Preferred Stock of the Company.
4.39     (6)      Form of Certificate for shares of Class F Convertible
                  Preferred Stock of the Company.
4.40     (6)      Form of Certificate for shares of Class G Convertible
                  Preferred Stock of the Company.
4.41     (6)      Certificate for 200,000 Warrants to purchase shares of Common
                  Stock for the purchase price of $.01 per share issued to MCI
                  WorldCom, Inc. in connection with the 13.25% subordinated
                  unsecured convertible Note, dated January 13, 1999.
4.42     (8)      Securities Purchase Agreement, dated as of March 14, 2000, by and between the Company and the buyers listed on Schedule 1.1 thereto.
4.43     (8)      Securities Purchase Agreement, dated as of September 29, 2000, by and between the Company, Winstar Communications, Inc. and
                  Winstar Credit Corp.
4.44     (8)      Certificate for 3,000,000 Warrants to purchase shares of
                  Common Stock for the purchase price of$.01 per share issued to
                  Winstar Communications, Inc. in connection with the Securities
                  Purchase Agreement, dated September 29, 2000.
4.45     (8)      Certificate of Designation of Rights and Preferences of Class
                  H Convertible Preferred Stock of the Company filed with the
                  Secretary of State of the State of Minnesota on October 3,
                  2000.
4.46     (8)      Form of Certificate for shares of Class H Convertible
                  Preferred Stock of the Company.
10.1     (1)      Credit Agreement among the Company, the Lending Institutions party thereto, as Lenders, The First National Bank of Chicago, as Agent, dated as of September 26, 1997.
10.2     (1)      Ten Percent Convertible Note Purchase Agreement between the
                  Company and MCI WorldCom, Inc., dated September 12, 1996 ($5.0 million Note).
10.3     (1)      Preferred Stock, Subordinated Note and Warrant Purchase
                  Agreement between the Company and MCI WorldCom, Inc., dated
                  November 14, 1996.
10.4     (1)      $28.5 million Seven Percent Subordinated Note due December 31,
                  2003, payable to MCI WorldCom, Inc.
10.5              Intentionally omitted.
10.6              Intentionally omitted.
10.7     (1)      Right of Refusal Agreement Among WorldCom Inc., Edward
                  Driscoll III and Alan L. Witters dated December 16, 1996.
10.8     (1)      Guaranty Agreement dated September 26, 1997, by and between the Company and MCI WorldCom, Inc.
10.9     (9)      Loan and Security Agreement dated February 13, 2001 by and among the Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and
                  Administrative Agent.
10.10    (1)      Sublease dated September 24, 1997 between the Company and
                  1250895 Ontario Limited, relating to the property
                  located at 6100 110th Street West, Bloomington, Minnesota.
10.11    (1)      Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time Inc.
10.12    (1)      Standby Agreement dated as of July 19, 1997 by and between MCI
                  WorldCom, Inc. and Time Inc.
10.13    *        Amendment No. 1 to the Loan and Security Agreement dated
                  February 13, 2001 by and among the Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.
10.14    *        Amendment No. 2 to the Loan and Security Agreement dated
                  February 13, 2001 by and among the Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.
10.15             Intentionally omitted.
10.16             Intentionally omitted.
10.17    (1)      Agreement dated February 11, 1998 between the Company and MCI
                  WorldCom, Inc. modifying certain terms of the (i) 10%
                  Convertible Subordinated Note, due September 30, 1999, (ii) 7%
                  Subordinated Note, due December 31, 2003, and (iii) 100,000
                  shares of Series A Preferred Stock, all of which are held by
                  MCI WorldCom, Inc. (incorporated herein by reference to
                  exhibit No. 4.17 to the Company's Registration Statement on
                  Form S-4 (File No. 333-53841) filed with the Securities and
                  Exchange Commission on May 28, 1998)
10.18    (1)      1994 Stock Option Plan
10.19    (1)      Amended and Restated 1994 Stock Option Plan
10.20    (1)      1998 Combined Stock Option Plan.
10.21    (1)      Agreement dated June 5, 1997 between the Company and WorldCom,
                  Inc. regarding data services provided by MCI WorldCom, Inc. to the Company.
10.22    (3)      Preferred Provider Agreement by and between the Company and
                  Silicon Graphics, Inc., dated as of March 4, 1999 (portions of this exhibit have been omitted pursuant to a request for
                  confidential treatment and have been filed with the Securities
                  Commission under separate cover).
10.23    (2)      Sale and Purchase Agreement by and between Silicon Graphics,
                  Inc., on behalf of itself and its wholly-owned subsidiary,
                  Cray Research, L.L.C., and the Company dated as of March 4,
                  1999.
10.24    (2)      Lease by and between the Company and Silicon Graphics, Inc. on behalf of itself and its wholly-owned subsidiary, Cray
                  Research, L.L.C., with respect to the Company's corporate
                  campus facility located in Eagan, Minnesota dated as of March
                  4, 1999.
10.25             Intentionally omitted.
10.26             Intentionally omitted.
10.27    (4)      Loan and Security Agreement, dated July 16, 199, by and
                  between Foothill Capital Corporation and the Company.
10.28    (5)      Purchase and Sale Agreement and Escrow Instructions, dated
                  September 30, 1999, between the Company and CCPRE-Eagan, LLC.
10.29    (5)      Amendment No. 1 to the Purchase and Sale Agreement and Escrow
                  Instructions, dated September 30, 1999 between the Company and
                  CCPRE-Eagan, LLC.
10.30    (5)      Net Lease, dated September 30, 1999 between the Company and
                  CCPRE-Eagan, LLC.
10.31    (6)      Master Agreement by and between Winstar Wireless, Inc. and the
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

(8) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 14 , 2000.

(9) Incorporated herin by reference to our Annual Report on Form 10-K, filed with the SEC on April 16, 2001.

*        Filed herewith.