Form 10-Q
period 2001-06-30
WAM NET INC
filed 2001-08-20
CIK 1060274

                           UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

As of July 31, 2001 there were 12,228,630 shares of the Corporation's Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report: 35

                                 WAM!NET Inc.

                              INDEX TO FORM 10-Q

Part I--Financial Information
                                                                                                        Page No.
                                                                                                        --------
          Item 1--Financial Statements

                 Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000................     3

                 Consolidated Statements of Operations for the three month and six month periods
                   ended June 30, 2001 and 2000.......................................................     5

                 Consolidated Statements of Cash Flows for the three month and six month periods
                   ended June 30, 2001 and 2000.......................................................     6

                 Notes to Consolidated Financial Statements...........................................     8

          Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................................     11

                 Risk Factors.........................................................................     19

          Item 3--Quantitative and Qualitative Disclosures About Market Risk..........................     29

Part II--Other Information

          Item 2--Changes in Sercurities and Use of Proceeds..........................................      30

          Item 6--Exhibits and Reports on Form 8-K....................................................      30

Signature--        ...................................................................................      31

Exhibit Index--    ...................................................................................      32

                         Part I--FINANCIAL INFORMATION


Item 1--Financial Information


                                 WAM!NET Inc.

                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                          June 30,     December 31,
                                                                                            2001           2000
                                                                                        ------------  --------------
Assets
Current assets:
     Cash and cash equivalents .....................................................      $  2,246       $  3,207
     Accounts receivable, net of allowance of $1,152 and $1,570, respectively ......         6,588          8,344
     Inventory .....................................................................           444            533
     Prepaid expenses and other current assets .....................................         2,987          6,919
                                                                                          --------       --------
Total current assets ...............................................................        12,265         19,003

Property, plant, and equipment, net ................................................        82,402        369,796
Goodwill, net ......................................................................            50         15,475
Deferred financing charges, net ....................................................        16,479         12,392
Other assets .......................................................................           739          1,105
                                                                                          --------       --------
Total assets .......................................................................      $111,935       $417,771
                                                                                          ========       ========

                                  WAM!NET Inc.

                            (Dollars in thousands)

                                                                                           June 30,     December 31,
                                                                                             2001           2000
                                                                                           ---------     ----------
Liabilities and shareholders' deficit
Current liabilities:
     Accounts payable .................................................................     $  25,134    $  17,407
     Accrued salaries and wages .......................................................         5,942        5,246
     Accrued expenses .................................................................        10,986        7,654
     Accrued restructuring expenses ...................................................         5,706           --
     Deferred revenue                                                                           5,894        7,069
     Current portion of long-term debt ................................................         6,015       27,931
                                                                                            ---------    ---------
Total current liabilities .............................................................        59,677       65,307
Deferred revenue ......................................................................        10,000       10,000
Network Facilities Financing ..........................................................            --      235,786
Long-term debt, less current portion ..................................................       309,159      264,387
Class A Redeemable Preferred Stock.....................................................         1,340        1,300
Class E Convertible Preferred Stock ...................................................       111,333      107,515
Class H Convertible Preferred Stock ...................................................        62,297       40,340
Shareholders' deficit:
     Class B Convertible Preferred Stock...............................................            57           57
     Class C Convertible Preferred Stock...............................................             9            9
     Class D Convertible Preferred Stock...............................................            22           22
     Class F Convertible Preferred Stock ..............................................            --           --
     Class G Convertible Preferred Stock ..............................................            --           --
     Common Stock .....................................................................           122          121
     Additional paid-in capital .......................................................       168,043      170,951
     Accumulated deficit ..............................................................      (607,321)    (475,789)
     Accumulated other comprehensive loss .............................................        (2,803)      (2,235)
                                                                                            ---------    ---------
Total shareholders' deficit ...........................................................      (441,871)    (306,864)
                                                                                            ---------    ---------
Total liabilities and shareholders' deficit ...........................................     $ 111,935    $ 417,771
                                                                                            =========    =========

                             See accompanying notes.

                                 WAM!NET Inc.

                     Consolidated Statements of Operations
            (Dollars in thousands, except share and per share data)


                                                                          Three months ended               Six months ended
                                                                              June 30,                         June 30,
                                                                              --------                         --------
                                                                         2001           2000             2001            2000
                                                                         ----           ----             ----            ----
                                                                                             (Unaudited)
Revenues:
Net service revenue.........................................            12,427           7,274          26,654          13,457
Software and hardware sales.................................               985           1,741           2,311           3,453
                                                                  ------------    ------------    ------------    ------------
Total revenue...............................................            13,412           9,015          28,965          16,910

Operating expenses:
Network communications......................................             7,222           6,962          14,289          14,134
Cost of other service revenue...............................            11,919            --            15,899            --
Cost of software and hardware...............................               230             488             601           1,034
Technical operations........................................             4,880           5,370          11,353          10,791
Selling, general and administrative.........................             9,548          13,422          20,814          25,039
Depreciation and amortization...............................             9,935           9,811          20,796          18,464
Restructuring charge........................................            21,003            --            21,003            --
Loss on termination of network facilities agreement.........               527            --            35,736            --
                                                                  ------------    ------------    ------------    ------------
                                                                        65,264          36,053         140,491          69,462
                                                                  ------------    ------------    ------------    ------------
Loss from operations........................................           (51,852)        (27,038)       (111,526)        (52,552)

Other income (expense):
     Interest income........................................                29             419             121             625
     Interest (expense).....................................           (12,148)        (10,059)        (22,187)        (25,320)
     Other income...........................................             1,100             477           2,060           1,269
                                                                  ------------    ------------    ------------    ------------
Net loss....................................................      $    (62,871)   $    (36,201)   $   (131,532)   $    (75,978)
Less preferred dividends....................................            (5,142)         (3,857)        (10,196)         (6,101)
                                                                  ------------    ------------    ------------    ------------
Net loss applicable to common stock.........................      $    (68,013)   $    (40,058)   $   (141,728)   $    (82,079)
                                                                  ============    ============    ============    ============

Net loss applicable per common share - basic and diluted....      $      (5.56)   $      (3.94)   $     (11.62)   $      (8.33)
                                                                  ============    ============    ============    ============

Weighted average number of common shares outstanding........        12,227,220      10,176,625      12,197,047       9,852,136
                                                                  ============    ============    ============    ============

                             See accompanying notes.

                                 WAM!NET Inc.

                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                 -------------------------
                                                                                    2001          2000
                                                                                  ----------   -----------
Operating activities
Net loss ..................................................................       $(131,532)   $ (75,978)
Adjustments to reconcile net loss to net cash used in operating activities:
     Gain on sale of building .............................................            (359)          --
     Loss on termination of network facilities agreement ..................          35,204           --
     Depreciation and amortization ........................................          20,796       18,464
     Write-off of goodwill included in restructuring charge ...............          11,702           --
     Noncash interest expense, including related warrants values ..........          15,583       14,444
     Value of stock options issued to employees and consultants ...........             178          259
     Changes in operating assets and liabilities:
          Accounts receivable .............................................           1,756         (299)
          Prepaid expenses and other assets ...............................           4,372        1,124
          Accounts payable ................................................           7,730       (6,262)
          Deferred Revenue ................................................          (1,175)          --
          Accrued expenses ................................................           9,735        9,064
                                                                                  ---------    ---------
Net cash used in operating activities .....................................         (26,010)     (39,184)

Investing activities
Net purchases of property and equipment ...................................          (4,908)     (16,327)
Patent Expenditures .......................................................             (36)          --
Proceeds from sale of building ............................................             830           --
Business acquisitions (net of cash acquired) ..............................              --         (353)
                                                                                  ---------    ---------
Net cash used in investing activities .....................................          (4,114)     (16,680)

Financing activities
Proceeds from sale of preferred stock .....................................          19,847       68,852
Proceeds from borrowings (net of financing costs) .........................          30,956        1,068
Proceeds from exercise of stock options ...................................              34        1,154
Payments on borrowings ....................................................         (21,105)     (26,954)
                                                                                  ---------    ---------
Net cash provided by financing activities .................................          29,732       44,120
Effect of foreign currencies on cash ......................................            (569)        (543)
                                                                                  ---------    ---------
Net increase in cash and cash equivalents .................................            (961)     (12,287)
Cash and cash equivalents at beginning of period ..........................           3,207       27,180
                                                                                  ---------    ---------
Cash and cash equivalents at end of period ................................       $   2,246    $  14,893
                                                                                  =========    =========

                             See accompanying notes.

                                 WAM!NET Inc.

                            (Dollars in thousands)

                                                                            Six months ended
                                                                                June 30,
                                                                        ------------------------
                                                                           2001          2000
                                                                        ----------    ----------
Supplemental schedule of noncash financing activities
     Value of interest costs assigned to warrants...................       2,850            --
     Dividends declared but unpaid .................................       5,968         2,102
     Change in market value of investments .........................          --        13,705
     Issuance of common stock relating to acquisition...............          --           459
     Exchange of preferred stock for investment ....................          --        50,000
Supplemental schedule of cash flow information
     Cash paid for interest ........................................     $ 5,102       $10,123


                            See accompanying notes.

                                 WAM!NET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in thousands, except share and per share data)

1.   Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by WAM!NET Inc. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X, but omit certain information and footnote disclosures required by generally accepted accounting principles for a complete set of financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2000. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for a complete set of financial statements. Certain amounts for the prior year have been reclassified to conform to current year presentation.

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

3.   Preferred Stock

In accordance with the Securities Purchase Agreement entered into with Winstar Communications, Inc. (Winstar) in September 2000, the Company sold the remaining 20,000 shares of Class H convertible preferred stock for an aggregate of $20 million in January 2001. As a result Winstar received a warrant for 1,450,000 shares of common stock at an exercise price of $0.01. The warrant is immediately exercisable and expires on December 31, 2005.

4.   Termination of Commercial Agreements with Winstar

The Company has various commercial relationships with Winstar Communications, Inc. and its subsidiaries, Winstar Wireless, Inc. and Winstar Credit Corp. (the three Winstar entities being collectively referred to as "Winstar"). In early 2001 the parties each claimed the other was in default of the terms and conditions of the commercial agreements and sought to terminate the commercial agreements.

In December 1999 the Company entered the following commercial agreements with
Winstar:

The Company acquired an indefeasible right over 20 years to use backbone capacity and wireless local loop facilities. Under this agreement, and other related agreements, the Company made a $20 million initial payment in January 2000 for the indefeasible right to use these facilities with additional contemplated quarterly payments of $5.0 million and increasing to approximately $24.9 million over the seven-year period ending December 15, 2006. The indefeasible right of use was capitalized in property, plant and equipment, and the Company recorded a related liability of $260.3 million that bore an effective interest rate of 8.3%. At December 31, 2000, the outstanding balance of the liability was $239.6 million. Due to continuing non-performance by Winstar as specified in the agreement, which non-performance resulted in an Event of Default, on April 12, 2001, the Company sent a notice to Winstar terminating these arrangements effective April 30, 2001, citing (1) breaches of representations and warranties by Winstar, (2) breaches of Winstar's obligations to meet deadlines to deliver and install facilities and (3) Winstar's failure to insure that these facilities performed to applicable specifications. The Company wrote off the related asset of $275 million and the related obligation of $240 million and recorded a $35 million loss on termination in the first quarter of 2001. On April 18, 2001, Winstar and a number of related entities filed for protection under Chapter 11 of the United States Bankruptcy Code. On or about April 27, 2001, Winstar responded to the Company's termination notice by alleging that the giving of the notice was a breach of the arrangements (and, consequently, did not terminate these arrangements) and seeking to make the Company commence certain dispute resolution procedures.

In addition, the Company entered into a sublease agreement with Winstar for space in the Company's Minnesota data center. In December 1999 Winstar made a one-time advance payment of $12,532. The Company is required to repay this one-time advance at $200 per month over 10 years, at an imputed interest rate of 15.75%. The advance payment has been recorded by the Company as a borrowing. Winstar is required to make monthly payments of approximately $81 over 10 years. In early 2001, payments were suspended by the Company and Winstar. At June 30, 2001 the outstanding balance of the liability was $11,990.

Additionally, the Company entered into an agreement with Winstar, whereby Winstar made a five-year commitment to purchase $12,500 of services from the Company, which can be used internally by Winstar or resold to its customers. The commitment was prepaid in December 1999, and recorded as deferred revenue. At June 30, 2001 the deferred revenue remains at $12,500.

In August 2001, the Company and Winstar entered into a settlement agreement. The settlement provides, among other things, that (1) the Company pay Winstar $1 million upon the signing of the settlement agreement and an additional $4 million on the closing of the senior secured discounted debt and equity financing arrangement between the Company and Cerberus Capital Management, L.P. and or its affiliates and designees (Cerberus), (2) the Company issued to Winstar a secured senior note in the principal amount of $7.5 million at the closing of the Cerberus Financing, which note would bear interest at the rate of 12.75% per annum with monthly principal and interest payments beginning in January 2003 and terminating in January 2006 (3) the Company would return certain network equipment (primarily radios) to Winstar, relinquish various circuits and other network assets and move out of various collocation sites on a prescribed schedule, (4) the parties would execute mutual releases, and (5) Winstar would relinquish a number of its rights, including the right to designate directors of the Company.

The Company believes that it will recognize a gain of approximately $11.9 million in the third quarter of 2001. The settlement agreement with Winstar will be subject to the approval of bankruptcy court having jurisdiction over Winstar.


5.    Bank Credit Facilities

The Company had a $25,000 line of credit agreement with a bank, which was originally due in September 2000 and was subsequently extended to January 10, 2001. The line of credit was guaranteed by MCI WorldCom. At December 31, 2000, the amount outstanding on the line of credit was $15,000. On January 10, 2001, the Company repaid the remaining $15,000 and closed the line of credit.

In February 2001, the Company entered into a $30,000 credit facility, which expires in January 2003. The credit facility is a revolving credit facility under which the lender will advance to the Company up to $30,000 based upon a borrowing base consisting of the Company's cash collections. Amounts outstanding under the credit facility incur interest at the reference rate plus 3.25% (10.0% at June 30, 2001). The credit facility is secured by a lien on certain unencumbered and lienable assets. The credit facility requires the Company to maintain certain financial covenants. The credit facility is automatically renewable at maturity until cancelled in accordance with its terms. As of June 30, 2001, the Company has borrowed $12,895 under the credit facility.

In addition, the Company obtained additional financing under the credit facility, as described below. This interim financing is expected to be included as part of a proposed $115 million senior secured discounted debt and equity financing arrangement between the Company and Cerberus Capital Management, L.P. and or its affiliates and designees, expected to close in the third quarter of 2001.

On April 27, 2001 the Company obtained a $2,400 term loan under the credit facility. The term loan expires in accordance with the original credit facility and has a fixed interest rate of 12%.

In May and June, 2001 the Company obtained $17,569 through a term loan under the credit facility. The term loan expires in accordance with the original credit facility and has a fixed interest rate of 19.5%. In addition it gives the financial investor the ability to own up to 32.8% of the Company and 32.8% of the Company's wholly-owned subsidiary, WAM!NET Government Services, Inc. ("WGSI") on a fully diluted basis. This right can be exercised by converting debt or through the exercise of a five-year warrant for $7,950 and $15,850 for the Company or WGSI, respectively. The fair value of the warrant granted was calculated using the minimum value method with the following assumptions: zero dividend yield, risk free interest rate of 5% and an expected life of 5 years and 1.5 years for the Company and WGSI warrant, respectively. The fair value of the warrant granted was $1,725 and $1,125 for the Company and WGSI, respectively.

Subsequent to June 30, 2001 the Company received an additional $15,307 through a term loan under the bank credit facility. The term loan expires in accordance with the original bank credit facility and has a fixed interest rate of 19.5%. In addition it gives the financial investor the ability to own an additional 16.2% of the Company and 16.2% of ("WGSI") on a fully diluted basis. This right can be exercised by converting debt or through the exercise of a five-year warrant for $4,050 and $12,150 for the Company or WGSI, respectively. The fair value of the warrant granted was calculated using the minimum value method with the following assumptions: zero dividend yield, risk free interest rate of 5% and an expected life of 5 years and 1.5 years for the Company and WGSI warrant, respectively. The fair value of the warrant granted was $875 and $860 for the Company and WGSI, respectively.

6.   Purchase Committment

On February 1, 2001 the Company entered into an agreement with a strategic vendor. Under the agreement the Company will purchase a minimum of 250 media transport devices over three years. The media transport devices range in prices from $25 to $71 per device.

7.   Comprehensive Income

Comprehensive income for the Company includes net loss, the effects of currency translation which are charged or credited to the cumulative translation adjustment account within stockholders' equity, and the unrealized gain/loss on investments available for sale which is recorded within stockholders' equity. Comprehensive income for the six months ended June 30, 2001 and 2000 was as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                         For the six months
                                                                         ended June 30,
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                        2001                     2000
                                                                              ----                     ----
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Netloss                                                                    $(131,532)               $ (75,978)
-------------------------------------------------------------------------------------------------------------------
Changes in cumulative translation adjustments                                   (569)                    (543)
-------------------------------------------------------------------------------------------------------------------
Unrealized gain/loss on investments                                               --                  (13,705)
                                                                           ---------                ---------
-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                         $(132,101)               $ (90,226)
-------------------------------------------------------------------------------------------------------------------


8.   Restructuring Charge

In the second quarter of 2001 the Company recorded a $21,003 restructuring charge. Due to the current financial condition of the Company and the overall general economy for technology companies, management finalized a restructuring plan in June 2001. Upon finalizing this plan the Company determined that it was necessary to significantly reduce headcount and close various offices throughout North America, Europe and Asia. Of the total restructuring charge approximately $11.7 million related to the write-off of goodwill related primarily to the acquisition of 4-Sight in March of 1998. Based upon the historical performance of this business unit as well the Company's future strategy and projected operating cash flows for this unit it was determined appropriate to write-off the entire goodwill balance. Additionally, the restructuring charge includes$9.3 million relating to the write-off of certain assets, property contract termination costs and severance and related benefits due to employee reductions.


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

Overview

We own and operate an integrated global Information Technology (IT) infrastructure and related portfolio of managed network, data storage, hosting and professional services that we market and sell as a utility to commercial and government customers. Customers use our services to digitize mission-critical business processes and integrate these into their enterprise or supply chains.

Our managed data services include: 1) digital transport services 2) digital data storage services 3) application hosting services 4) managed hosting services and
5) professional services. Customers purchase our services on an outsourced basis in which they pay a subscription and/or transactional charge per use. By using our services, customers gain access to leading-edge technology without the high cost and challenges of managing technology themselves.

Our IP network and associated network, storage and hosting infrastructure services provide customers a common electronic platform to seamlessly integrate their production processes and connect with their customers, business partners and other supply chain or "community of interest" members to accelerate the adoption of online digital collaboration. In the commercial marketplace our global customer base is primarily made up of companies in the graphic arts, advertising, publishing, printing, retail, financial services, entertainment, broadcast, and consumer goods industries. These customers use our services to collaborate on-line within their supply chains to produce, manage and distribute rich media content such as: advertising, product packaging and general brand marketing materials; TV programming; films, video games, recorded music and other entertainment; news content and publications; video; and web materials. Creating these materials is a highly collaborative process involving many firms.

In July 2000, we initiated direct sales to the government marketplace by receiving approval to sell on the General Services Administration (GSA) Schedule for Electronic Commerce Services. The GSA listing permits government entities to purchase our service without the need for lengthy and time-consuming bidding or request-for-proposal processes. In October of 2000, WAM!NET, as a tier one subcontractor, was part of the EDS-led team that won the $6.9 billion Navy Marine Corps Intranet (NMCI) contract. This intranet is a common computing and communications environment to link more than 300 Navy and Marine Corps bases throughout the U.S., Iceland, Puerto Rico, Guam, Hawaii and Guantanamo Bay, Cuba. It is designed to enhance communication and the readiness of the U.S. Armed Forces for both business and war fighting purposes. Under our subcontract with EDS, we will provide Base Area and Local Area Network design, installation and management at each base.

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

In November, 2000, we expanded our professional services offering by acquiring a fifty member professional services company, is.com.

Access to our services is provided through our WAM!NET Direct Service, WAM!NET ISDN Tracked Service and WAM!NET Internet Gateway Service. Our initial focus through 1998 was our WAM!NET Direct Service. This is our fastest, most secure and reliable managed transport service, providing direct, guaranteed access and transport over our managed network. Our Customer Point of Presence (CPOP) devices are installed on our customers' premises and are connected to our managed network with a dedicated leased line.

In the first quarter of 1999 we began to provide access to our network through our WAM!NET ISDN Tracked Service. This service offers the security and predictability of dial-up connectivity to our network at a slower transmission speed without the performance guarantee of Direct Service. This service does not require a dedicated onsite CPOP device or a dedicated connection to our network. We introduced our WAM!NET Internet Gateway Service in the third quarter of 1999. WAM!NET Internet Gateway Service allows connection to our network and services over the Internet. We provide media production-tailored tools with our managed transport services including WAM!NET InfoCenter, Electronic Job Tickets and Remote Proofing.

We commercially introduced our WAM!NET WAM!BASE Digital Storage Service in the first quarter of 2000 and our web-based storage service, WAM!NET WorkSpace, in fourth quarter of 2000. Also in the first quarter of 2000, we began offering WAM!NET Render on Demand, a hosted service that requires specialized software and extensive computing power to generate high-resolution computer animation for film and broadcast special effects. In the first quarter of 2000 we began offering our Compressed Video Service, designed for transport of compressed video files in MPEG 1 and MPEG 2 formats.

We introduced our managed application and infrastructure hosting services in third quarter 2000. These services are designed to enable reliable, scalable, mission-critical e-business applications for a wide range of customers. In the fourth quarter 2000, we acquired is.com, a 50-member professional services firm specializing in e-business solutions and workflows to augment our service offerings.

As of June 30, 2001, we had approximately 2,000 customer points-of-presence consisting of dedicated CPOP devices and local bandwidth connectivity. Of these, about 95 have WAM!NET storage services that customers access through the CPOP. In addition, we had over 15,000 users of our Internet and dial-up services globally.

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

Local telephone circuit connections provided by local exchange carriers account for the substantial majority of these charges. National and international service carrier charges account for the balance of these charges. Network communication expense is generally a fixed monthly cost per circuit. We believe that growing competition among telephony and communications providers may reduce the future costs of local telephone circuit and backbone connections. We actively seek to obtain and deploy technologies that will reduce the costs of local telephone circuit connections. We also intend to use our network management tools to optimize the use of existing and planned network capacity as volume increases and traffic patterns emerge.

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

Selling, general and administrative

Our selling expense consists primarily of the salaries and commissions of our direct sales force and our global marketing groups, and the costs of ongoing marketing activities such as promotions and channel development. Our sales and marketing efforts are focused on expanding opportunities with our existing customer base and increasing utilization on our network. Accordingly, we offer new and existing services and develop new channels to sell and support our services. We also seek to increase the utilization of our network with the assistance of our influential customers who encourage their workflow partners to use our services.

Our general and administrative expense includes administrative salaries, related overhead and professional service fees. These costs reflect expenditures related to our administrative infrastructure necessary to manage our global operations and professional service fees incurred in connection with financing activities, contract negotiations and business acquisitions.

Depreciation and amortization

We generally retain ownership of the customer premise equipment and most of the hardware and software necessary for our customers to use our services on a turn-key basis. Depreciation and amortization expense includes depreciation of this hardware and software as well as the equipment located in our distribution hubs and network operation, hosting and data storage centers. We also amortize certain costs relating to debt financing as well as other intangible assets related to acquisitions. We anticipate additional capital investments in our network, hosting and storage infrastructure commensurate with customer demand and market opportunity.

Results of Operations

Three and Six Month Periods Ended June 30, 2001 Compared with Three and Six Month Periods Ended June 30, 2000

Revenues

Total revenue for the three months ended June 30, 2001 was $13.4 million compared to $9.0 million for the three months ended June 30, 2000, an increase of $4.4 million or 48.8%. Total revenue for the six months ended June 30, 2001 was $29.0 million compared to $16.9 million for the six months ended June 30, 2000, an increase of $12.1 million or 71.3%.

Net service revenue was $12.4 million for the three months ended June 30, 2001 compared to $7.3 million for the three months ended June 30, 2000, an increase of $5.1 million or 70.8%. Net service revenue was $26.7 million for the six months ended June 30, 2001 compared to $13.5 million for the six months ended June 30, 2000, an increase of $13.2 million or 98.1%. We recognized $4.3 million and $8.6 million for the three and six month periods ended June 30, 2001 from government service revenue primarily related to the NMCI contract with EDS. The remaining increase relates to our expanded service offerings introduced in first quarter 2000 and the acquisition of is.com, a professional service company, in November 2000.

Revenues from software and hardware sales for the three months ended June 30, 2001 and 2000 were $1.0 million and $1.7 million, respectively. Revenues from software and hardware sales for the six months ended June 30, 2001 and 2000 were $2.3 million and $3.5 million, respectively. The decrease in software and hardware sales is the direct result of our shifting from sales of 4-Sight software and hardware as stand-alone products to sales of service contracts, partially offset by software purchases associated with ISDN Tracked Service agreements.

Operating Expenses

Network communication

Network communication expense for the three months ended June 30, 2001 was $7.2 million compared to $7.0 million for the three months ended June 30, 2000, an increase of $0.2 million or 3.7%. Network communication expense for the six months ended June 30, 2001 was $14.3 million compared to $14.1 million for the six months ended June 30, 2000, an increase of $0.2 million or 1.1%. Average monthly communication expense per Direct Service customer has declined and is expected to continue to decline, as a result of increased customer utilization of our backbone capacity and declining costs of North American local loop connections. We expect network communications expense to remain at the same level. for the last six months of the current fiscal year.

Other service revenue costs

Other service revenue costs for the three and six months ended June 30, 2001 were $11.9 million and $15.9 million, respectively. These costs are related to our direct costs of professional services and our direct costs associated with the subcontract with EDS for the NMCI project. We expect direct costs related to the NMCI project to increase as we continue to perform under the contract. Software and hardware

The cost of software and hardware for the three months ended June 30, 2001 was $0.2 million compared to $0.5 million for the three months ended June 30, 2000, a decrease of $0.3 million. The cost of software and hardware for the six months ended June 30, 2001 was $0.6 million compared to $1.0 million for the six months ended June 30, 2000, a decrease of $0.4 million. The decrease reflects the decline in software and hardware sales.

Technical operations

Technical operations expense for the three months ended June 30, 2001 was $4.9 million compared to $5.4 million for the three months ended June 30, 2000, a decrease of $0.5 million or 9.1%. Technical operations expense for the six months ended June 30, 2001 was $11.4 million compared to $10.8 million for the six months ended June 30, 2000, an increase of $0.6 million or 5.2%. The decline in technical operations costs in the second quarter relate to an overall plan to reduce costs.

Selling, general and administrative

Selling, general and administrative (SG&A) expense for the three months ended June 30, 2001 was $9.5 million compared to $13.4 million, a decrease of $3.9 million or 28.9%. Selling, general and administrative expense for the six months ended June 30, 2001 was $20.8 million compared to $25.0 million, a decrease of $4.2 million or 16.9%. The decrease in SG&A expense for the three month and six month periods ended June 30, 2001 is primarily due to an overall plan to reduce our operating costs.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2001 was $9.9 million compared to $9.8 million for the three months ended June 30, 2000. Depreciation and amortization for the six months ended June 30, 2001 was $20.8 million compared to $18.5 million for the six months ended June 30, 2000, an increase of $2.3 million or 12.6%. This increase was primarily due to depreciation of additional network and related equipment. Included in these totals for 2001 and 2000 was $3.7 million and $3.5 million of amortization expense relating to the goodwill recorded in connection with acquisitions.

Interest expense

Interest expense for the three months ended June 30, 2001 was $12.1 million compared to $10.1 million for the three months ended June 30, 2000, an increase of $2.0 million or 19.9%. Interest expense for the six months ended June 30, 2001 was $22.2 million compared to $25.3 million for the six months ended June 30, 2000, an decrease of $3.1 million or 12.4%. The decrease in interest expense is due to the termination of the network facilities agreement with Winstar, resulting in the writeoff of the related asset and obligation in the first quarter of 2001 (see footnote 4 to the financial statements), offset by additional interest expense incurred on bank financing (see footnote 5 to the financial statements). Included in interest expense for the three months ended June 30, 2001 and 2000, are non-cash charges of $8.0 million and $7.3 million, and $15.5 million and $14.4 million for the six months ended June 30, 2001 and 2000, related to the amortization of deferred financing charges, the amortization of the value of warrants issued in connection with debt financing transactions and the accretion of debt.

Loss on termination of network facilities agreement

The Company has various commercial relationships with Winstar Communications, Inc. and its subsidiaries, Winstar Wireless, Inc. and Winstar Credit Corp. (the three Winstar entities being collectively referred to as "Winstar"). In early 2001 the parties each claimed the other was in default of the terms and conditions of the commercial agreements and sought to terminate the commercial agreements.

In December 1999 the Company entered the following commercial agreements with
Winstar:

The Company acquired an indefeasible right over 20 years to use backbone capacity and wireless local loop facilities. Under this agreement, and other related agreements, the Company made a $20 million initial payment in January 2000 for the indefeasible right to use these facilities with additional contemplated quarterly payments of $5.0 million and increasing to approximately $24.9 million over the seven-year period ending December 15, 2006. The indefeasible right of use was capitalized in property, plant and equipment, and the Company recorded a related liability of $260.3 that bore an effective interest rate of 8.3%. At December 31, 2000, the outstanding balance of the liability was $239.6 million. Due to continuing non-performance by Winstar as specified in the agreement, which non-performance resulted in an Event of Default, on April 12, 2001, the Company sent a notice to Winstar terminating these arrangements effective April 30, 2001, citing (1) breaches of representations and warranties by Winstar, (2) breaches of Winstar's obligations to meet deadlines to deliver and install facilities and (3) Winstar's failure to insure that these facilities performed to applicable specifications. The Company wrote off the related asset of $275 million and the related obligation of $240 million and recorded a $35 million loss on termination in the first quarter of 2001. On April 18, 2001, Winstar and a number of related entities filed for protection under Chapter 11 of the United States Bankruptcy Code. On or about April 27, 2001, Winstar responded to the Company's termination notice by alleging that the giving of the notice was a breach of the arrangements (and, consequently, did not terminate these arrangements) and seeking to make the Company commence certain dispute resolution procedures.

In addition, the Company entered into a sublease agreement with Winstar for space in the Company's Minnesota data center. In December 1999 Winstar made a one-time advance payment of $12,532. The Company is required to repay this one-time advance at $200 per month over 10 years, at an imputed interest rate of 15.75%. The advance payment has been recorded by the Company as a borrowing. Winstar is required to make monthly payments of approximately $81 over 10 years. In early 2001, payments were suspended by the Company and Winstar. At June 30, 2001 the outstanding balance of the liability was $11,990.

Additionally, the Company entered into an agreement with Winstar, whereby Winstar made a five-year commitment to purchase $12,500 of services from the Company, which can be used internally by Winstar or resold to its customers. The commitment was prepaid in December 1999, and recorded as deferred revenue. At June 30, 2001 the deferred revenue remains at $12,500.

In August 2001, the Company and Winstar entered into a settlement agreement. The settlement provides, among other things, that (1) the Company pay Winstar $1 million upon the signing of the settlement agreement and an additional $4 million on the closing of the senior secured discounted debt and equity financing arrangement between the Company and Cerberus Capital Management, L.P. and or its affiliates and designees (Cerberus), (2) the Company issued to Winstar a secured senior note in the principal amount of $7.5 million at the closing of the Cerberus Financing, which note would bear interest at the rate of 12.75% per annum with monthly principal and interest payments beginning in January 2003 and terminating in January 2006 (3) the Company would return certain network equipment (primarily radios) to Winstar, relinquish various circuits and other network assets and move out of various collocation sites on a prescribed schedule, (4) the parties would execute mutual releases, and (5) Winstar would relinquish a number of its rights, including the right to designate directors of the Company.

The Company believes that it will recognize a gain of approximately $11.9 million in the third quarter of 2001. The settlement agreement with Winstar will be subject to the approval of bankruptcy court having jurisdiction over Winstar.

Restructuring Charge

In the second quarter of 2001 the Company recorded a $21,003 restructuring charge. Due to the current financial condition of the Company and the overall general economy for technology companies, management finalized a restructuring plan in June 2001. Upon finalizing this plan the Company determined that it was necessary to significantly reduce headcount and close various offices throughout North America, Europe and Asia. Of the total restructuring charge approximately $11.7 million related to the write-off of goodwill related primarily to the acquisition of 4-Sight in March of 1998. Based upon the historical performance of this business unit as well the Company's future strategy and projected operating cash flows for this unit it was determined appropriate to write-off the entire goodwill balance. Additionally, the restructuring charge includes $9.3 million relating to the write-off of certain assets, property contract termination costs and severance and related benefits due to employee reductions.

Other income

Other income for the three months ended June 30, 2001 was $1.1 million compared to $0.5 million for the three months ended June 30, 2000, an increase of $0.6 million. Other income for the six months ended June 30, 2001 was $2.1 million compared to $1.3 million for the six months ended June 30, 2000, an increase of $0.8 million. Other income primarily relates to rental income received from SGI in connection with leasing a portion of the corporate campus facility in Eagan which we received as part of an investment by SGI in March 1999.

Income taxes and net loss

At June 30, 2001, we had approximately $375 million of United States net operating loss carryforwards. These carryforwards are available to offset future taxable income through the year 2020 and are subject to the limitations of
Section 382 of the Internal Revenue Code of 1986. These limitations may result in the expiration of net operating loss carryforwards before they can be utilized.

Liquidity and Capital Resources

Through June 30, 2001, we have issued equity and debt securities and incurred other borrowings resulting in cash received by us of $520.2 million. We have used the majority of these proceeds to expand our global network, to build our customer base and for geographic expansion. In addition, we expanded our operations in Europe through the acquisition of 4-Sight for $16.4 million in cash and the issuance of equity securities. Our ability to achieve profitability and positive cash flow from operations will be dependent on substantially growing our revenues and realizing increased operating efficiencies.

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

In February 2001, the Company entered into a $30 million bank credit facility, which expires in January 2003. The credit facility is a revolving credit facility under which the bank will lend the Company up to the $30 million based upon a borrowing base consisting of the Company's cash collections. Amounts outstanding under the credit facility incur interest at the banks reference rate plus 3.25% (10.0% at June 30, 2001). The credit facility is secured by a lien on certain unencumbered and lienable assets. The credit facility requires the Company to maintain certain financial covenants. The credit facility is automatically renewable at maturity until cancelled in accordance with its terms. As of June 30, 2001, the Company has borrowed $12.9 million under the credit facility.

In addition, the Company obtained additional financing under the bank credit facility as described below. This interim financing is expected to be included as part of a $115 million senior secured discounted debt and equity financing arrangement between the Company and Cerberus Capital Management, L.P. and or its affiliates and designees, expected to close in third quarter 2001.

On April 27, 2001 the Company obtained a $2.4 million term loan under the bank credit facility. The term loan expires in accordance with the original bank credit facility and has a fixed interest rate of 12%.

In May and June, 2001 the Company obtained $17.6 million through a term loan under the bank credit facility. The term loan expires in accordance with the original bank credit facility and has a fixed interest rate of 19.5%. In addition it gives the financial investor the ability to own 32.8% of the Company and 32.8% of WAM!NET Government Services, Inc. ("WGSI") on a fully diluted basis. This right can be exercised by converting debt or through the exercise of a five-year warrant for $7.9 million and $15.8 million for the Company or WGSI, respectively. The fair value of the warrant granted was calculated using the minimum value method with the following assumptions: zero dividend yield, risk free interest rate of 5% and an expected life of 5 years and 1.5 years for the Company and WGSI warrant, respectively. The fair value of the warrant granted was $1.7 million and $1.1 million for the Company and WGSI, respectively.

Subsequent to June 30, 2001 the Company received an additional $15.3 million through a term loan under the bank credit facility. The term loan expires in accordance with the original bank credit facility and has a fixed interest rate of 19.5%. In addition it gives the financial investor the ability to own an additional 16.2% of the Company and 16.2% of ("WGSI") on a fully diluted basis. This right can be exercised by converting debt or through the exercise of a five-year warrant for $4.0 million and $12.1 million for the Company or WGSI, respectively. The fair value of the warrant granted was calculated using the minimum value method with the following assumptions: zero dividend yield, risk free interest rate of 5% and an expected life of 5 years and 1.5 years for the Company and WGSI warrant, respectively. The fair value of the warrant granted was $0.9 million and $0.9 million for the Company and WGSI, respectively.

Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $607.3 million as of June 30,2001. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the end of this current fiscal year. At June 30, 2001, our cash resources and available borrowings are insufficient to fund operations for the next 12 months without raising additional debt and/or equity capital. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

Management is currently in the process of negotiating a $115 million senior secured discounted debt and equity financing arrangement between the Company and Cerberus Capital Management, L.P. and or its affiliates and designees, expected to close in third quarter 2001. However, there is no assurance that such funds will be available or available on terms acceptable to the Company. If the Company is not successful in obtaining additional funding, it may not be able to continue as a going concern.

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

Liquidity and Capital Resources

Since inception, we have incurred net losses and experienced negative cash flow from operating activities. Net losses since inception have resulted in an accumulated deficit of $607.3 million as of June 30, 2001. Management expects to continue to operate at a net loss and experience negative cash flow from operating activities through the foreseeable future. At June 30, 2001, our cash resources and available borrowings are insufficient to fund operations for the next 12 months without raising additional debt and/or equity capital. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

Management is currently in the process of negotiating a $115 million senior secured discounted debt and equity financing arrangement between the Company and Cerberus Capital Management, L.P. and or its affiliates and designees, expected to close in third quarter 2001. However, there is no assurance that such funds will be available or available on terms acceptable to the Company. If the Company is not successful in obtaining additional funding, it may not be able to continue as a going concern.

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

Although we commenced operations in March 1995, we only recently began offering several services from which we expect to generate a substantial portion of our revenues in the future. Our prospects must be considered in light of the recent release of these services, and the uncertainties, expenses and difficulties frequently encountered by companies at a comparable stage of development. To address these risks and uncertainties, we must, among other things:

     . increase the size of our customer base and utilization of our network and services;

     .   successfully perform our NMCI subcontract;

     .   raise additional capital;

     . successfully manage our relationships and activities with our strategic partners and distributors, including EDS, SGI, and Sumitomo, and develop new relationships and activities with influential suppliers and channel distributors in our target markets;

     .   successfully market our branded services;

     .   continue to attract and retain qualified personnel;

     . accurately assess potential markets and effectively respond to competitive developments;

     . continue to maintain and upgrade our operational, support and business systems;

     . comply with evolving governmental regulatory requirements and obtain any required governmental authorizations;

     . continue to upgrade our services and applications to address new technologies;

     .   provide acceptable customer service; and

     .   effectively manage our operations.

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

We had negative cash flow from operating activities, operating losses and net losses of approximately, $55.9 million, $102.4 million and $121.9 million in 1998, $65.7 million, $104.9 million and $145.1 million in 1999 and $73.1 million, $105.1 million and $186.6 million in 2000. As of June 30, 2001, we had an accumulated deficit of approximately $607.3 million. We expect to continue to experience negative cash flow and substantial operating and net losses for the foreseeable future due to the significant costs involved at this stage of our development, including the following:

          .   costs relating to performance of our NMCI subcontract with EDS;

          .   costs relating to the sales and marketing of our branded services;

          . costs to be incurred in maintaining our network, hosting and storage infrastructure;

          . recurring telephony, hardware and installation costs resulting from providing service to subscribers to our Direct Service;

          . costs relating to significant recurring operating and general administrative expenses.

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

We cannot, in any event, assure you that we will be able to obtain sufficient funding from our future financing activities. If we are unable to obtain sufficient funding, we may be required to, among other things:

     .    slow the expansion of our network, hosting and storage infrastructure;

     .    scale back or delay the development of new services and applications;

     .    reduce our marketing efforts; and

     .    reduce the number of our employees.

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

Our annual and quarterly operating results may fluctuate significantly in the future due to numerous factors, many of which are outside of our control. These factors include:

     .   the rate of customer acquisition and turnover;

     . the amount and timing of expenditures relating to the expansion of our infrastructure and the introduction of new services;

     . the amount and timing of expenditures relating to the performance of our NMCI subcontract with EDS;

     .   introduction of new services or technologies by our competitors;

     .   price competition;

     .   the ability of our equipment and service suppliers to meet our needs;

     . regulatory developments, including interpretations of the 1996 Telecommunications Act;

     .   technical difficulties or network downtime;

     .   the success of our strategic alliances; and

     . the condition of the telecommunications and network service industries in general.

Because of these factors, our operating results in one or more future periods may fail to meet the expectations of securities analysts or investors. In that event, the trading price of our common stock could decline.

Our substantial leverage creates financial and operating risks.

We are highly leveraged. As of June 30, 2001, we had approximately $490.1 million of outstanding debt, including redeemable preferred stock. The most significant portion of the debt is attributable to our 13.25% senior discount notes due 2005, which have a principal amount at maturity of $208.5 million. The 13.25% senior discount notes had an accreted principal amount of $191.5 million at June 30, 2001, and will begin to accrue interest, payable in cash, on March 1, 2002. We are committed to make principal payments in the total amount of $3.3 million during the remainder of 2001. We have recorded as quasi-equity on our balance sheet as of June 30, 2001, redeemable and convertible preferred stock of $175.0 million.

We are not currently generating sufficient cash flow with which to repay our substantial indebtedness, fund our operating losses or meet our capital requirements. Hence, we expect to seek additional financing in the future.

Our substantial indebtedness could have important consequences. For example, it could:

     . impair our ability to obtain additional financing to fund our operating losses or meet our working capital and capital expenditure requirements;

     . require that we devote a significant portion of the cash we receive from our operating and financing activities to make debt service payments, thereby reducing the amount we can use for other purposes;

     . hinder our ability to adjust rapidly to changes in market conditions, including changes in technology that might affect our competitive position; and

     . make us more vulnerable in the event of a downturn in our business or in general economic conditions.

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

The indenture governing our 13.25% senior discount notes contains financial and operating covenants that may limit our ability to:

     .   borrow more funds (other than equipment financing);

     .   incur liens;

     .   make minority investments;

     .   sell assets;

     .   engage in transactions with stockholders and affiliates; and

     . engage in mergers, including mergers that result in a change of control.

In the case of borrowing funds, we are generally prohibited from obtaining additional indebtedness other than equipment financing unless, after giving effect thereto, the ratio of our consolidated indebtedness to our consolidated operating cash flow for the four fiscal quarters of 2000 is less than or equal to 5 to 1. We incurred negative cash flow from operating activities for the first fiscal quarter ended June 30, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The restrictions contained in the indenture for our 13.25% senior discount notes could have the following adverse effects, among others:

     .   we could be unable to obtain additional financing in the future to:

     .   fund our operating losses;

     .   meet our capital expenditure requirements;

     .   further develop or deploy services and applications; or

     .   allow us to conduct necessary corporate activities;

     . we could be unable to obtain lower borrowing costs than are available from secured lenders;

     . we could be unable to engage in strategic joint ventures in which we are a minority partner; or

     . we could be unable to engage in some mergers, including mergers that could provide a substantial premium to our shareholders for their stock.

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

Adaptation of our network infrastructure may be necessary in order to respond to:

     .    demands for transmission and storage of larger amounts of data; and
     .    changes to our customers' service requirements.

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

We have rapidly and significantly expanded our operations. We are expanding the geographic coverage and capacity of our network, providing new services and media workflow applications as we seek to expand our customer base and achieve our business objectives. Moreover, we have rapidly expanded our workforce in recent months in order to perform our NMCI subcontract with EDS. To manage the growth of our operations, we must:

     . effectively manage our operational, managerial, financial and accounting resources;

     .   hire, train and manage additional qualified personnel;

     . maintain our sales force, external installation capacity, customer service teams and information systems;

     .   continue to expand our NMCI implementation work force;

     .   expand and upgrade our core technologies; and

     . effectively manage multiple relationships with our customers, suppliers, strategic partners and other third-parties.

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

SGI currently holds convertible preferred stock that entitles it to elect one director to our board. If SGI were to convert all of its convertible preferred stock, it would own 10,437,096 shares of our common stock, or 46.1% of our outstanding shares of common stock as of August 14, 2001, assuming none of the other holders of our options, warrants or convertible securities exercised their conversion rights. Because of its holdings and representation on our board, SGI may be able to exercise significant influence over our affairs. SGI is currently a primary supplier of components for network access devices, which we use to connect customers directly to our network. A loss of our strategic relationship with SGI could have a material adverse effect on our business.

Winstar currently holds convertible preferred stock that entitles it to elect one director to our board. If Winstar were to convert all of its convertible preferred stock and exercisable warrants, it would own 31,593,975 shares of our common stock, or 72.1% of our outstanding shares of common stock as of August 14, 2001, assuming none of the other holders of our options, warrants or convertible securities exercised their conversion rights. Because of its holdings and right to representation on our board, Winstar may also be able to exercise significant influence over our affairs.

MCI WorldCom currently holds convertible debt and preferred stock and exercisable warrants, which, if converted or exercised in full, would result in MCI WorldCom owning at least 9,482,503 shares of our common stock, or 43.7% of our outstanding shares of common stock, as of August 14, 2001, assuming that none of our other holders of options, warrants or convertible securities exercised their conversion rights See "Use of Proceeds." MCI WorldCom previously had three designees on our Board of Directors. In August 1999, MCI WorldCom agreed to become a passive investor and maintain a strategic relationship with us. Accordingly, its three designees resigned from our Board and MCI WorldCom relinquished its right to elect directors to our Board. Because of its significant holdings, however, MCI WorldCom continues to be able to exercise significant influence over our affairs. MCI WorldCom and its affiliates are our largest supplier of meshed DS3, ATM backbone which interconnects our distribution hubs, and of local loop connections between our distribution hubs and network access devices on our customers' premises. We also co-locate a significant portion of the routers and switches for our distribution hubs at MCI WorldCom's points of presence on a month-to-month basis. A loss of our strategic relationship with MCI WorldCom could have a material adverse effect on our business.

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

Risks inherent in doing business in international markets include the following:

     .   uncertainty of acceptance of our services by different cultures;

     .   unforeseen changes in regulatory requirements;

     .   differing technology standards;

     .   difficulties in staffing and managing multinational operations;

     .   government-imposed restrictions on the repatriation of funds;

     .   difficulties imposed by language barriers;

     .   difficulties in finding appropriate distribution channels; and

     .   potentially adverse tax consequences.

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


Item 3--Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rates

During the six month period ended June 30, 2001, our revenue originating outside the U.S. was 19.1% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

We are exposed to market risk from changes in the interest rates on some of our outstanding debt. The outstanding loan balance under our revolving credit facility bears interest at a variable rate based on prevailing short-term interest rates in the U.S. and Europe. Based on the average outstanding bank debt for the quarter ended June 30, 2001, a 100 basis point change in interest rates would not change interest expense by a material amount. For fixed rate debt such as our 13.25% senior discount notes, interest rate changes affect its fair market value, but do not impact earnings or cash flows.

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

Item 6--Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on July 27, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           WAM!NET Inc.

Date: August 20, 2001


                                           By: /s/ Terri F. Zimmerman
                                              -----------------------
                                               Terri F. Zimmerman
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Item
Number             Description
------             -----------
2.1          (1)   Agreement for the Sale and Purchase of the entire issued share capital of WAM!NET U.K. Limited dated
                   February 11, 1998, among the Company, WAM!NET (UK) Limited and the Selling Shareholders listed therein
2.2          (1)   Agreement and Plan of Reorganization dated December 17, 1997 by and among NetCo
                   Communications Corporation, NetCo Acquiring Corporation, FreeMail, Inc. and the shareholders listed therein.

2.3          (4)   June 1, 1999 Amendment to the Agreement and Plan of Reorganization, dated December 17, 1997, by and among the Company, NetCo Acquisition Corporation, FreeMail, Inc. and the shareholders listed therein.
3.1          (7)   Amended and Restated Articles of Incorporation of the Company.
3.2          (1)   By-Laws of the Company.
4.1          (1)   Indenture dated as of March 5, 1998, between the Company, as Issuer, and First Trust National
                    Association, as Trustee.
4.2a         (1)   Certificate for the Rule 144A Original Notes ($200.0 million).
4.2b         (1)   Certificate for the Rule 144A Original Notes ($8.0 million).
4.3          (1)   Certificate for the Regulation S Original Notes.
4.4          (1)   Certificate for the Rule 144A Warrants.
4.5          (1)   Certificate for the Regulation S Warrants.
4.6a         (1)   Rule 144A Unit Certificate. (200,000 Units)
4.6b         (1)   Rule 144A Unit Certificate. (8,030 Units)
4.7          (1)   Certificate for the Regulation S Units.
4.8          (1)   Form of Certificate for the Exchange Notes (incorporated  herein by reference and included in
                   Exhibit 4.1 to the Company's  Registration  Statement on Form S-4 filed with  Securities  and
                   Exchange Commission on May 28, 1998).
4.9          (1)   Common Stock Certificate.
4.10         (1)   Registration  Rights  Agreement,  dated March 5, 1998,  among the Company and Merrill  Lynch,
                   Pierce,  Fenner & Smith  Incorporated,  Credit  Suisse  First  Boston  Corporation  and First
                   Chicago Capital Markets, Inc
4.11         (1)   Common Stock Registration Rights Agreement, dated as of March 5, 1998, among the Company, MCI WorldCom, Inc.,
                   Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago
                   Capital Markets, Inc.
4.12         (1)   Warrant Agreement, dated as of March 5, 1998, by and between the Company and First Trust National
                   Association, as Warrant Agent, to purchase Common Stock of the Company.
4.13               Intentionally omitted.
4.14         (2)   Warrants to purchase 4,157,500 Shares of Common Stock of the Company exercisable on or before December 31, 2000, issued to MCI WorldCom, Inc. on December 16, 1996 (Incorporated
                   herein by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4
                   (File No. 333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.15         (2)   Certificate for 13.25% Subordinated Unsecured Convertible Note due August 28, 2005, ($25.0
                   million Note) issued to MCI WorldCom, Inc. on January 13, 1999.

4.16         (2)   Certificate for 1,679,234 Class A Warrants and 2,840,967 Class B Warrants to purchase Common
                   Stock of the Company, issued to MCI WorldCom Inc. on September 26, 1997 (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No.
                   333-53841) filed with the Securities and Exchange Commission on May 28, 1998).
4.17         (2)   Subordinate Unsecured Convertible Note and Warrant Purchase Agreement between the Company and MCI WorldCom, Inc. dated January 13, 1999.
4.18         (2)   Preferred Stock Purchase Agreement by and between the Company and Silicon Graphics, Inc.
                   dated as of March 3, 1999.
4.19         (2)   Certificate for 150,000 Warrants to purchase shares of Common Stock for the purchase price of $.01 per share dated January 13, 1999.
4.20         (2)   Certificate of Designation of Rights and Preferences of Class A Preferred Stock of the
                   Company filed with the Secretary of State of the State of Minnesota on March 4, 1999, as
                   corrected and filed with the Secretary of State of the State of Minnesota on March 5, 1999.
4.21         (2)   Certificate of Designation of Rights and Preferences of Class B Convertible Preferred Stock of
                   the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.22         (2)   Certificate of Designation of Rights and Preferences of Class C Convertible Preferred Stock of
                   the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.23         (2)   Certificate of Designation of Rights and Preferences of Class D Convertible Preferred Stock of
                   the Company filed with the Secretary of State of the State of Minnesota on March 4, 1999.
4.24         (2)   Certificate representing 115,206 shares of Class A Preferred Stock of the Company issued to
                   MCI WorldCom. Inc. on March 4, 1999.
4.25         (2)   Certificate representing 5,710,425 shares of Class B Convertible Preferred Stock of the
                   Company issued to Silicon Graphics, Inc. on March 4, 1999.

4.26         (2)   Certificate representing 878,527 shares of Class C Convertible Preferred Stock of the
                   Company issued to Silicon Graphics, Inc. on March 4, 1999.
4.27         (2)   Certificate representing 2,196,317 shares of Class D Convertible Preferred Stock of the
                   Company issued to MCI WorldCom. Inc. on March 4, 1999.
4.28         (2)   Stockholders Agreement by and among the Company, Silicon Graphics, Inc. and MCI WorldCom,
                   Inc. dated as of March 4, 1999.
4.29         (2)   Class A Preferred Stock Exchange Agreement by and between the Company and MCI WorldCom, Inc.
                   dated as of March 4, 1999.
4.30         (2)   Class D Preferred Stock Conversion Agreement by and between the Company and MCI WorldCom,
                   Inc. dated as of March 4, 1999.
4.31         (6)   Certificate of Designation of Rights and Preferences of Class E Convertible Preferred Stock
                   of the Company filed with the Secretary of State of the State of Minnesota on February 16,
                   2000, as corrected and filed with the Secretary of State of the State of Minnesota on March
                   1 and March 8, 2000.
4.32         (6)   Certificate of Designation of Rights and Preferences of Class F Convertible Preferred Stock
                   of the Company filed with the Secretary of State of the State of Minnesota on February 11,
                   2000, as corrected and filed with the Secretary of State of the State of Minnesota on March
                   1 and March 9, 2000.
4.33         (6)   Certificates of Designation of Rights and Preferences of Class G Convertible Preferred Stock
                   of the Company filed with the Secretary of State of the State of Minnesota on February 6,
                   2000.
4.34         (6)   Securities Purchase Agreement, dated as of December 31, 1999, by and between the Company and
                   Winstar Communications, Inc.
4.35         (6)   Securities Purchase Agreement, dated as March 14, 2000, by and between the Company and
                   Cerberus Partners, L.P.
4.36         (6)   Securities Purchase Agreement, dated February 3, 2000, by and between the Company and
                   Silicon Graphics, Inc.
4.37         (6)   Preferred Stock Purchase Agreement, dated as of February 18, 2000, by and between the
                   Company and the buyers listed on Schedule 1.1 thereto.
4.38         (6)   Form of Certificate for Shares of Class E Convertible Preferred Stock of the Company.
4.39         (6)   Form of Certificate for shares of Class F Convertible Preferred Stock of the Company.
4.40         (6)   Form of Certificate for shares of Class G Convertible Preferred Stock of the Company.
4.41         (6)   Certificate  for 200,000  Warrants to purchase  shares of Common Stock for the purchase price of $.01 per share issued to MCI  WorldCom,  Inc. in connection  with the 13.25%  subordinated unsecured convertible Note, dated January 13, 1999.
4.42         (8)   Securities Purchase Agreement, dated as of March 14, 2000, by and between the Company and the buyers listed on Schedule 1.1 thereto.
4.43         (8)   Securities Purchase Agreement, dated as of September 29, 2000, by and between the Company,
                   Winstar Communications, Inc. and Winstar Credit Corp.
4.44         (8)   Certificate for 3,000,000 Warrants to purchase shares of Common Stock for the purchase price of$.01 per share issued to Winstar Communications, Inc. in connection with the Securities
                   Purchase Agreement, dated September 29, 2000.
4.45         (8)   Certificate of Designation of Rights and Preferences of Class H Convertible Preferred Stock
                   of the Company filed with the Secretary of State of the State of Minnesota on October 3,
                   2000.
4.46         (8)   Form of Certificate for shares of Class H Convertible Preferred Stock of the Company.
10.1         (1)   Credit Agreement among the Company,  the Lending  Institutions party thereto, as Lenders, The
                   First National Bank of Chicago, as Agent, dated as of September 26, 1997.
10.2         (1)   Ten Percent Convertible Note Purchase Agreement between the Company and MCI WorldCom, Inc., dated September 12, 1996 ($5.0 million Note).
10.3         (1)   Preferred Stock, Subordinated Note and Warrant Purchase Agreement between the Company and
                   MCI WorldCom, Inc., dated November 14, 1996.
10.4         (1)   $28.5 million Seven Percent Subordinated Note due December 31, 2003, payable to MCI
                   WorldCom, Inc.
10.5               Intentionally omitted.
10.6               Intentionally omitted.
10.7         (1)   Right of Refusal Agreement Among WorldCom Inc., Edward Driscoll III and Alan L. Witters
                   dated December 16, 1996.
10.8         (1)   Guaranty Agreement dated September 26, 1997, by and between the Company and MCI WorldCom,
                   Inc.
10.9         (9)   Loan and Security Agreement dated February 13, 2001 by and among the Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and
                   Foothill Capital Corporation as the Arranger and Administrative Agent.
10.10        (1)   Sublease dated September 24, 1997 between the Company and 1250895 Ontario Limited, relating to the property located at 6100 110th Street West, Bloomington, Minnesota.
10.11        (1)   Service Provision Agreement dated as of July 18, 1997, by and between the Company and Time
                   Inc.
10.12        (1)   Standby Agreement dated as of July 19, 1997 by and between MCI WorldCom, Inc. and Time Inc.
10.13        (10)  Amendment No. 1 to the Loan and Security Agreement dated February 13, 2001 by and among the
                   Company and each of its subsidiaries as Borrowers and the
                   Lenders that are Signatories thereto as the Lenders, and
                   Foothill Capital Corporation as the Arranger and
                   Administrative Agent.
10.14        (10)  Amendment No. 2 to the Loan and Security  Agreement  dated February 13, 2001 by and among the
                   Company  and each of its  subsidiaries  as  Borrowers  and the Lenders  that are  Signatories thereto as the Lenders,  and Foothill Capital  Corporation as the Arranger and Administrative
                   Agent.
10.15              Intentionally omitted.
10.16              Intentionally omitted.
10.17        (1)   Agreement dated February 11, 1998 between the Company and MCI WorldCom, Inc. modifying
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
10.31        (6)   Master Agreement by and between Winstar  Wireless,  Inc. and the Company,  dated December 31,
                   1999.
10.32        *     Amendment No. 3 to the Loan and Security Agreement dated February 13, 2001 by and among the
                   Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.
10.33        *     Amendment No. 4 (a) to the Loan and Security Agreement dated February 13, 2001 by and among the
                   Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.
10.34        *     Amendment No. 4 (b) to the Loan and Security Agreement dated February 13, 2001 by and among the
                   Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.
10.35        *     Amendment No. 4 (c) to the Loan and Security Agreement dated February 13, 2001 by and among the
                   Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.
10.36        *     Amendment No. 4 (d) to the Loan and Security Agreement dated February 13, 2001 by and among the
                   Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.
10.37        *     Amendment No. 4 (e) to the Loan and Security Agreement dated February 13, 2001 by and among the
                   Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.
10.38        *     Amendment No. 4 (f) to the Loan and Security Agreement dated February 13, 2001 by and among the
                   Company and each of its subsidiaries as Borrowers and the Lenders that are Signatories thereto as the Lenders, and Foothill Capital Corporation as the Arranger and Administrative Agent.

       (1) Incorporated herein by reference to our Registration Statement on Form S-4 (File No. 333-53841), filed with the SEC on May 28, 1998.
       (2) Incorporated herein by reference to our Annual Report on Form 10-K, filed with the SEC on March 31, 1999.
       (3) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 17, 1999.
       (4) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on August 4, 1999.
       (5) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1999.
       (6) Incorporated herin by reference to our Annual Report on Form 10-K, filed with the SEC on March 15, 2000.
       (7) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2000.
       (8) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.

       (9) Incorporated herin by reference to our Annual Report on Form 10-K, filed with the SEC on April 16, 2001.
       (10) Incorporated herin by reference to our Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2000.
*       Filed herewith.